Form 10-Q
period 1995-09-30
EQUITY INCOME FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 1995-11-15
CIK 718418

                            FORM 10-Q [TWELVE PAGES]

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended     September 30, 1995
                            ----------------------------------------------------

Commission file number          2-83192
                      ----------------------------------------------------------

          The Equity Income Fund, First Exchange Series - AT&T Shares
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        New York                                            13-6824382
------------------------------                    ------------------------------
(State or other jurisdiction                           (I.R.S. Employee
of incorporation)                                     Identification No.)


Merrill Lynch, Pierce, Fenner                      Prudential Securities
 & Smith Incorporated                                Incorporated
P.O. Box 9051                                      One Seaport Plaza
Princeton, New Jersey 08543-9051                   199 Water Street
                                                   New York, New York  10292

Dean Witter Reynolds Inc.                          Smith Barney Inc.
Two World Trade Center-69th Floor                  388 Greenwich Street
New York, New York  10048                          New York, New York  10013


--------------------------------------------------------------------------------
             (Addresses of principal executive office of Sponsors)

         The Bank of New York, 101 Barclay Street, New York, N.Y. 10286
--------------------------------------------------------------------------------
              (Addresses of principal executive office of Trustee)

                                 (212) 815-2749
--------------------------------------------------------------------------------
               (Trustee's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 Days.  Yes  X.  No    .
                                        ---     ---

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         (See pages 3-8 below.)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Sponsors, Trustee and Holders
 of The Equity Income Fund,
 First Exchange Series - AT&T Shares:

We have reviewed the accompanying statement of condition of The Equity Income Fund, First Exchange Series - AT&T Shares (the "Fund") as of September 30, 1995, and the related statements of operations and of changes in net assets for the three-month and nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Trustee.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the statement of condition of The Equity Income Fund, First Exchange Series - AT&T Shares as of December 31, 1994, and the related statements of operations and of changes in net assets for the year then ended (not presented herein); and, in our report dated February 13, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of condition as of December 31, 1994 is fairly stated, in all material respects, in relation to the statement of condition from which it has been derived.



/s/ Deloitte & Touche LLP

October 30, 1995

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION

                                                                (UNAUDITED)
                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                   1995              1994
TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    1994 cost - $370,466,995...............................                     $1,133,105,337
    1995 cost - $352,807,421...............................   $1,383,650,856
  Dividends receivable.....................................        3,487,159         6,300,901
  Cash.....................................................        2,788,435         2,939,183
  Other....................................................               82
                                                              --------------    --------------

            Total..........................................    1,389,926,532     1,142,345,421
                                                              --------------    --------------

LESS LIABILITIES:
  Distribution payable (Note 3)............................        3,911,052         4,057,511
  Other....................................................           14,069            61,438
                                                              --------------    --------------

            Total..........................................        3,925,121         4,118,949
                                                              --------------    --------------

TOTAL TRUST PROPERTY.......................................   $1,386,001,411    $1,138,226,472
                                                              ==============    ==============

NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    1994 - 17,701,839 (Note 6).............................                     $1,133,104,323
    1995 - 16,857,700 (Note 6).............................   $1,383,632,393
  Undistributed net investment income......................        2,369,018         5,122,149
                                                              --------------    --------------

NET ASSETS.................................................   $1,386,001,411    $1,138,226,472
                                                              ==============    ==============

UNIT VALUE:
  1994 - $1,138,226,472/17,701,839 units...................                             $64.30
                                                                                        ======
  1995 - $1,386,001,411/16,857,700 units...................           $82.22
                                                                      ======

                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS

                                                                    (UNAUDITED)
                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                 1995          1994

INVESTMENT INCOME:
  Dividend income..........................................  $ 10,611,100   $11,127,309
  Trustee's fees and expenses..............................       (96,413)     (119,059)
  Sponsors' fees...........................................       (11,736)      (15,426)
                                                             ------------   -----------

  Net investment income....................................    10,502,951    10,992,824
                                                             ------------   -----------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
  Realized gain on securities sold.........................     6,357,559     9,681,345
  Unrealized appreciation (depreciation) of investments....   188,402,761   (25,800,472)
                                                             ------------   -----------

  Net realized and unrealized gain (loss) on investments...   194,760,320   (16,119,127)
                                                             ------------   -----------

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
  OPERATIONS...............................................  $205,263,271   $(5,126,303)
                                                             ============   ===========

                                                                    (UNAUDITED)
                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                 1995          1994
INVESTMENT INCOME:
  Dividend income..........................................  $ 33,728,537   $36,487,208
  Trustee's fees and expenses..............................      (383,200)     (376,832)
  Sponsors' fees...........................................       (42,372)      (47,250)
                                                             ------------   -----------

  Net investment income....................................    33,302,965    36,063,126
                                                             ------------   -----------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
  Realized gain on securities sold.........................    35,105,100    26,121,347
  Unrealized appreciation (depreciation) of investments....   268,205,085   (35,240,574)
                                                             ------------   -----------

  Net realized and unrealized gain (loss) on investments...   303,310,185    (9,119,227)
                                                             ------------   -----------

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS.......  $336,613,150   $26,943,899
                                                             ============   ===========

                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS

                                                                           (UNAUDITED)
                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    1995              1994
OPERATIONS:
  Net investment income......................................  $   10,502,951   $   10,992,824
  Realized gain on securities sold...........................       6,357,559        9,681,345
  Unrealized appreciation (depreciation) of investments......     188,402,761      (25,800,472)
                                                               --------------   --------------

  Net increase (decrease) in net assets resulting from
    operations...............................................     205,263,271       (5,126,303)

INCOME DISTRIBUTIONS TO HOLDERS (Note 3).....................     (11,794,324)     (12,405,747)

CAPITAL SHARE TRANSACTIONS - Redemptions of 226,575 and
  206,719 units, respectively................................     (11,165,896)     (14,046,442)
                                                               --------------   --------------

NET INCREASE (DECREASE) IN NET ASSETS........................     182,303,051      (31,578,492)

NET ASSETS AT BEGINNING OF PERIOD............................   1,203,698,360    1,240,937,369
                                                               --------------   --------------

NET ASSETS AT END OF PERIOD..................................  $1,386,001,411   $1,209,358,877
                                                               ==============   ==============

PER UNIT:
  Income distributions during period.........................            $.69             $.69
                                                                         ====             ====

  Net asset value at end of period...........................          $82.22           $67.38
                                                                       ======           ======

TRUST UNITS OUTSTANDING AT END OF PERIOD.....................      16,857,700       17,948,197
                                                                   ==========       ==========

                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS

                                                                          (UNAUDITED)
                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   1995              1994
OPERATIONS:
  Net investment income.....................................  $   33,302,965   $   36,063,126
  Realized gain on securities sold..........................      35,105,100       26,121,347
  Unrealized appreciation (depreciation) of investments.....     268,205,085      (35,240,574)
                                                              --------------   --------------
  Net increase in net assets resulting from operations......     336,613,150       26,943,899

INCOME DISTRIBUTIONS TO HOLDERS (Note 3)....................     (35,938,236)     (37,500,752)

CAPITAL SHARE TRANSACTIONS - Redemptions of 559,274 and
  491,583 units, respectively (Note 5)......................     (52,899,975)     (38,021,725)
                                                              --------------   --------------

NET INCREASE (DECREASE) IN NET ASSETS.......................     247,774,939      (48,578,578)

NET ASSETS AT BEGINNING OF PERIOD...........................   1,138,226,472    1,257,937,455
                                                              --------------   --------------

NET ASSETS AT END OF PERIOD.................................  $1,386,001,411   $1,209,358,877
                                                              --------------   --------------

PER UNIT:
  Income distributions during period........................           $2.07            $2.06
                                                                       =====            =====

  Net asset value at end of period..........................          $82.22           $67.38
                                                                      ======           ======

TRUST UNITS OUTSTANDING AT END OF PERIOD....................      16,857,700       17,948,197
                                                                  ==========       ==========

                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES

     The Fund is registered under the Investment Company Act of 1940 as a Unit Investment Trust. A summary of the significant accounting policies, which are in conformity with generally accepted accounting principles, followed by the Fund in the preparation of its financial statements since July 7, 1983, its initial date of deposit, is as follows:

     (a) Securities are stated at market value based on the last sales price reported at the close of business on the New York Stock Exchange. Substantially all of the aggregate cost of securities represents the market value of the shares of common stock of American Telephone and Telegraph Company (AT&T) on the days the shares were exchanged for units of the Fund; such aggregate cost was subsequently allocated among the portfolio holdings in shares of AT&T and the seven regional holding companies following their divestiture by AT&T in accordance with its Plan of Reorganization. Realized gains or losses on sales of securities are determined using the identified cost basis.

     (b) The Fund is not subject to income taxes. Accordingly, no provision for such taxes is required.

     (c)  Dividend income has been recognized on the ex-dividend date.


2.   MARKETABLE SECURITIES, AT SEPTEMBER 30, 1995 (UNAUDITED):

                                                  TOTAL                       MARKET
SECURITY                                         SHARES         COST           VALUE
AT&T                                            5,535,000   $100,549,316     $363,926,250
Airtouch Communications                         2,214,020     12,478,245       67,804,363
Ameritech Corp. (formerly American
  Information Technologies Corporation)         3,320,970     36,443,714      173,105,561
Bell Atlantic Corporation                       2,214,020     37,009,446      135,885,478
BellSouth Corporation                           2,490,764     47,738,115      182,137,117
NYNEX Corporation                               2,214,020     34,715,904      105,719,455
Pacific Telesis Group                           2,214,020     18,850,554       68,081,115
SBC Communications Inc.                         3,321,015     33,481,027      182,655,825
U.S. West Incorporated                          2,214,020     31,541,100      104,335,692
                                                            ------------   --------------

                                                            $352,807,421   $1,383,650,856
                                                            ============   ==============

MARKETABLE SECURITIES, AT DECEMBER 31, 1994:
AT&T                                            5,812,107   $105,582,663  $  292,058,377
Airtouch Communications                         2,324,844     13,102,850      67,711,082
Ameritech Corp.                                 3,487,223     38,268,008     140,796,629
Bell Atlantic Corporation                       2,324,844     38,861,745     115,660,988
BellSouth Corporation                           2,615,449     50,127,612     141,561,177
NYNEX Corporation                               2,324,844     36,453,475      85,438,017
Pacific Telesis Group                           2,324,844     19,794,090      66,258,054
SBC Communications Inc.
  (formerly Southwestern Bell Corporation)      3,487,268     35,156,967     140,798,445
U.S. West Incorporated                          2,324,844     33,119,585      82,822,568
                                                            ------------  --------------

                                                            $370,466,995  $1,133,105,337
                                                            ============  ==============

                  See Independent Accountants' Review Report.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


3.   DISTRIBUTIONS

     Any monthly distributions to Holders, who have not elected to participate in the Fund's Reinvestment Plan, are made on or about the first day of each month.

4.   REINVESTMENT PLAN

     Holders could reinvest any distributions in the Fund prior to April 1, 1984, or in certain subsequent series of Defined Asset Funds - Equity Income Fund after March 31, 1984, by executing an appropriate notice of election to participate in the Fund's Reinvestment Plan. The Sponsors (Merrill Lynch, Pierce, Fenner & Smith Inc., Dean Witter Reynolds Inc., Prudential Securities Incorporated and Smith Barney Inc.) may, in their sole discretion, cancel the Fund's Reinvestment Plan at any time.

5.   REDEMPTIONS

     Holders may request redemptions of units by presentation thereof to the Trustee, The Bank of New York. Redemptions of units are made in kind by the Trustee; fractional undivided interests are redeemed in cash. Under certain circumstances, Holders may request redemptions of units in cash. Units of the Fund are listed and traded on the American and Pacific Stock Exchanges.

6.   INCOME TAXES

     All Fund items of income received, expenses paid, and realized gains and losses on securities sold are attributable to the Holders, on a pro rata basis, for Federal income tax purposes in accordance with the grantor trust rules of the United States Internal Revenue Code.


                  See Independent Accountants' Review Report.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    During the third quarter ended September 30, 1995, the Equity Income Fund, First Exchange Series - AT&T Shares (the "Fund") continued to hold securities of AT&T and each of the seven regional holding companies.

    The Fund had net investment income of approximately $10.5 million and net realized and unrealized gain on investments of approximately $195.0 million for the quarter ended September 30, 1995, providing the Fund with a net increase in net assets resulting from operations of approximately $205.0 million. In contrast, net investment income of approximately $11.0 million and net realized and unrealized loss on investments of approximately $16.0 million for the quarter ended September 30, 1994, resulted in a net decrease in net assets resulting from operations of approximately $5.0 million.

    Income distributions during the third quarter of 1995 totalled $0.69 per Unit, compared with income distributions of $0.69 per Unit during the third quarter of 1994.

    For the nine month period ended September 30, 1995, the Fund had net investment income of approximately $33.3 million and net realized and unrealized gain on investments of approximately $303.3 million resulting in a net increase in net assets resulting from operations of approximately $336.6 million, compared with net investment income of approximately $36.1 million and net realized and unrealized loss on investments of approximately $9.1 million resulting in a net increase in net assets resulting from operations of approximately $26.9 million for the nine month period ending September 30, 1994. Income distributions during the nine months ended September 30, 1995 totalled $2.07 per Unit compared with income distributions of $2.06 per Unit during the nine months ended September 30, 1994.

    As of the end of the third quarter of 1995, the per Unit net asset value of the Fund had increased to $82.22 from its $67.38 level at the end of the third quarter of 1994, and increased from its $70.46 level at the end of the second quarter of 1995. There was a decrease of 226,575 Units outstanding during the third quarter of 1995 due to redemptions, and there were 16,857,700 Units outstanding at the end of that quarter.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on 8-K

          a.   4.1 - Form of Trust Indenture (incorporated by reference to
               Exhibit 1.1 to the Registration Statement of The Equity Income Fund, First Exchange Series - AT&T Shares, 1933 Act File No. 2-83192).

               4.1.1 - Form of Certificate of Amendment to Trust Indenture dated August 8, 1983 (incorporated by reference to Registration Statement on Form 8-A of the Equity Income Fund, First Exchange Series - AT&T Shares, 1934 Act File No. 1-8642).

               4.1.2 - Form of Standard Terms and Conditions of Trust effective January 1, 1983 (incorporated by reference to Exhibit 1.1.1 to the Registration Statement of The Equity Income Fund, First Exchange Series - AT&T Shares, 1933 Act File No. 2-83192).

               19 - Forms 10-Q and 10-K (incorporated by reference to such forms filed under The Equity Income Fund, First Exchange Series - AT&T Shares, No. 2-83192).

               23 - Consents (incorporated by reference to Registration Statement of The Equity Income Fund, First Exchange Series - AT&T Shares, 1933 Act File No. 2-83192).

               27 - Financial Data Schedule.

               b.   None.

                                   SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Trustee of the trust has duly caused this report to be signed on behalf of the trust by the undersigned thereto duly authorized.


                                             THE EQUITY INCOME FUND, First
                                             Exchange Series - AT&T Shares


                                             THE BANK OF NEW YORK, Trustee



Dated: November 14, 1995                     By /s/ Jenifer A. Dicker
                                             ---------------------------------
                                             Name:  Jenifer A. Dicker
                                             Title: Assistant Vice President

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule