Form 10-K
period 1995-12-31
EQUITY INCOME FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 1996-03-22
CIK 718418

                           FORM 10-K [NINETEEN PAGES]

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Fiscal Year Ended                  December 31, 1995
--------------------------------------------------------------------------------

Commission file number                 2-83192
--------------------------------------------------------------------------------

The Equity Income Fund, First Exchange Series - AT&T Shares
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                      13-6824382
--------------------------------------------------------------------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation)                             Identification No.)

Merrill Lynch, Pierce, Fenner                 Prudential Securities
& Smith Incorporated                            Incorporated
P.O. Box 9051                                 One Seaport Plaza
Princeton, New Jersey  08543-9051             199 Water Street
                                              New York, New York  10292

Dean Witter Reynolds, Inc.                    Smith Barney Inc.
Two World Trade Center                        388 Greenwich Street
New York, New York  10048                     New York, New York  10013


-------------------------------------------------------------------------------
             (Addresses of principal executive offices of Sponsors)


         The Bank of New York, 101 Barclay Street, New York, N.Y. 10286
--------------------------------------------------------------------------------
              (Address of principal executive offices of Trustee)


                                 (212) 815-2749
--------------------------------------------------------------------------------
               (Trustee's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                   ON WHICH REGISTERED
-------------------                                   ---------------------
Units of Beneficial Interest                          American Stock
  in The Equity Income Fund,                            Exchange, Inc.
  First Exchange Series -
  AT&T Shares                                         Pacific Stock Exchange,
                                                        Incorporated


Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No   .
                                             ---    ---

         The aggregate market value of units of beneficial interest held of record on the books of the Trustee by non- affiliates of the registrant as of February 29, 1996 was $1,411,988,903.11.

PART I

ITEM 1.  BUSINESS.

         The Equity Income Fund, First Exchange Series - AT&T Shares (the "Fund") was formed in 1983 as a unit investment trust under New York law and in accordance with the Investment Company Act of 1940 by a trust indenture among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Dean Witter Reynolds Inc., Prudential Securities, Incorporated and Smith Barney Inc. as Sponsors and The Bank of New York as Trustee.

         The Fund was formed for the purpose of permitting an investor in common shares of the predivestiture American Telephone and Telegraph Company ("AT&T") to hold an investment in AT&T and the seven regional holding companies created pursuant to the AT&T Plan of Reorganization in the form of units of beneficial interest (the "Units") of the Fund, which consists solely of shares of AT&T common stock and those securities which are distributed to holders of such AT&T common stock pursuant to the reorganization. The Fund is not sponsored by, or affiliated with, AT&T or any of the regional holding companies.

ITEM 2.  PROPERTIES.

         The Fund owns no physical properties.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         (a) MARKET INFORMATION

         The principal United States markets in which Units of the Fund are traded are the American Stock Exchange, Inc. and the Pacific Stock Exchange, Incorporated.

         The following are the high and low sale prices of Units of the Fund during each quarter for the last two fiscal years in which the Units were traded on the American Stock Exchange, Inc., which was the principal exchange market for the Units:

                                     HIGH SALE                  LOW SALE
QUARTER ENDED                          PRICE                      PRICE
-------------                        ---------                  ---------
March 31, 1994                         70.783                     64.532
June 30, 1994                          69.531                     63.402
September 30, 1994                     70.040                     66.707
December 31, 1994                      67.574                     62.611
March 31, 1995                         68.500                     62.875
June 30, 1995                          71.125                     66.625
September 30, 1995                     82.000                     70.125
December 31, 1995                      87.875                     80.500


         (b) HOLDERS

         There were 6407 record holders of Units of the Fund on the books of the Trustee on February 29, 1996. Eighty-three and seven tenths of a percent (83.70%) of such Units were held of record by Cede & Co., a nominee of the Depositary Trust Company, for certain of its participants on that date.

         (c) DIVIDENDS

         The following are the cash distributions which were paid to holders of Units of the Fund during the last two fiscal years:

DISTRIBUTION DATE 1994                        RATE PER UNIT                         TOTAL DISTRIBUTION
----------------------                        -------------                         ------------------
January 1, 1994                                  $0.22504                              $4,166,453.40
February 1, 1994                                  0.22635                               4,190,412.85
March 1, 1994                                     0.22635                               4,188,647.78
April 1, 1994                                     0.22634                               4,166,314.00
May 1, 1994                                       0.22837                               4,200,831.27
June 1, 1994                                      0.22836                               4,177,515.36
July 1, 1994                                      0.22837                               4,171,283.84
August 1, 1994                                    0.22839                               4,146,150.09
September 1, 1994                                 0.22839                               4,140,371.83
October 1, 1994                                   0.22838                               4,119,225.26
November 1, 1994                                  0.22838                               4,099,009.29
December 1, 1994                                  0.22838                               4,085,283.65
                                                 --------                             --------------

     TOTALS                                      $2.73110                             $49,851,498.62
                                                 ========                             ==============

DISTRIBUTION DATE 1995                         RATE PER UNIT                         TOTAL DISTRIBUTION
----------------------                         -------------                         ------------------
January 1, 1995                                   $.22837                              $4,057,511.16
February 1, 1995                                   .22968                               4,060,016.32
March 1, 1995                                      .22968                               4,059,788.06
April 1, 1995                                      .22968                               4,021,566.86
May 1, 1995                                        .23126                               4,027,849.47
June 1, 1995                                       .23127                               4,016,297.55
July 1, 1995                                       .23125                               3,958,393.03
August 1, 1995                                     .23126                               3,950,909.41
September 1, 1995                                  .23126                               3,932,362.17
October 1, 1995                                    .23114                               3,911,052.00
November 1, 1995                                   .23261                               3,914,291.31
December 1, 1995                                   .23261                               3,914,134.30

     TOTALS                                       2.77007                             $47,824,171.64
                                                  =======                             ==============

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA
(in thousands except for outstanding Units and Per Unit Data)

                             1991                  1992                1993               1994                 1995
                             ----                  ----                ----               ----                 ----
Net investment
income                     $  51,081             $  50,842           $  50,352          $  49,755           $  46,316

Net realized and
unrealized gain
(loss) on invest-         $   52,085             $ 115,280           $ 113,727         $ (65,659)           $ 406,598
ments

Net increase
(decrease) in net
assets resulting
from operations             $103,166             $ 166,122           $ 164,078         $ (15,904)           $ 452,914

Income distributions
to Unit holders             $ 50,926             $  50,712           $  50,311          $  49,743           $  47,658

Net assets at end
of year                   $1,074,859            $1,170,224          $1,257,937         $1,138,226          $1,474,906

Units outstanding
at end of year            19,236,463            18,893,010          18,514,279         17,701,839          16,670,493

Per Unit Data:
  Income distribu-
  tions during year          $2.59               $2.65               $2.66              $2.73                $2.77

  Net asset value
  at end of year            $55.88              $61.94              $67.94             $64.30              $88 .47

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Fund, as a non-managed unit investment trust, has no officers or directors. The Trustees and Sponsors of the Fund are named in Item 1.

         The Fund had net investment income of $46.3 million and net realized and unrealized gain on investments of $406.5 million for the year 1995 as compared with net investment income of $49.7 million and net realized and unrealized loss on investments of $65.6 million for the year 1994 and net investment income of $50.3 million and net realized and unrealized gain on investments of $113.7 million for the year 1993.

         The net increase in net assets resulting from operations for the year 1995 was $452.9 million as compared to a net decrease of $15.9 million for the year 1994 and a net increase of $164.1 million for the year 1993. The increase in net assets resulting from operations of $452.9 million for the year 1995 was substantially the result of realized and unrealized gain on investments. The net decrease in net assets resulting from operations of $15.9 for the year 1994 was the result of realized and unrealized loss on investments.

         Cash distributions paid out per Unit during each year amounted to $2.77 for the year ending December 31, 1995 as compared to $2.73 for the year ending December 31, 1994 and $2.69 for the year ending December 31, 1993.

         Income distributions accrued per Unit during each year amounted to $2.77 for the year ending December 31, 1995 as compared to $2.73 for the year ending December 31, 1994. The income distribution per Unit for the year ending December 31, 1993 was $2.69.

         The per Unit net asset value was $88.47 at December 31, 1995, $64.30 at December 31, 1994 and $67.94 at December 31, 1993. The per Unit net asset value increased $24.17 from 1994 to 1995 and decreased $3.64 from 1993 to 1994.

         There were 16,670,493 Units outstanding as of December 31, 1995, 17,701,839 Units outstanding as of December 31, 1994 and 18,514,279 Units outstanding as of December 31, 1993. There was a decrease of 1,031,346 Units during fiscal year 1995, a decrease of 812,440 Units during fiscal year 1994 and decrease of 378,731 Units during fiscal year 1993 as a result of redemptions.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See following pages 6 through 13.

INDEPENDENT ACCOUNTANTS' REPORT



The Sponsors, Trustee and Holders
  of The Equity Income Fund,
  First Exchange Series - AT&T Shares:

We have audited the accompanying statements of condition of The Equity Income Fund, First Exchange Series - AT&T Shares as of December 31, 1995 and 1994 and the related statements of operations and of changes in net assets for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Securities owned at December 31, 1995 and 1994 were confirmed to us by The Bank of New York, the Trustee. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Equity Income Fund, First Exchange Series - AT&T Shares at December 31, 1995 and 1994 and the results of its operations and changes in its net assets for the above-stated years in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

February 19, 1996

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION


                                                                     December 31,
                                                               1995                1994

TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    1994 cost - $370,466,995 ..........................                      $1,133,105,337
    1995 cost - $348,494,818 ..........................    $1,471,293,175
  Dividends receivable ................................         4,740,110         6,300,901
  Cash ................................................         2,808,808         2,939,183
                                                           --------------    --------------

            Total .....................................     1,478,842,093     1,142,345,421
                                                           --------------    --------------

LESS LIABILITIES:
  Distribution payable (Note 3) .......................         3,891,651         4,057,511
  Other ...............................................            44,441            61,438
                                                           --------------    --------------

            Total .....................................         3,936,092         4,118,949
                                                           --------------    --------------

TOTAL TRUST PROPERTY ..................................    $1,474,906,001    $1,138,226,472
                                                           ==============    ==============

NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    1994 - 17,701,839 (Note 6) ........................                      $1,133,104,323
    1995 - 16,670,493 (Note 6) ........................    $1,471,271,038
  Undistributed net investment income .................         3,634,963         5,122,149
                                                           --------------    --------------

NET ASSETS ............................................    $1,474,906,001    $1,138,226,472
                                                           ==============    ==============

UNIT VALUE:
  1994 - $1,138,226,472/17,701,839 units ..............                              $64.30
                                                                                     ======
  1995 - $1,474,906,001/16,670,493 units ..............            $88.47
                                                                   ======


                       See Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS

                                                          Years Ended December 31,
                                                    1995             1994            1993

INVESTMENT INCOME:
  Dividend income ..........................    $ 46,877,031     $ 50,297,823     $ 50,960,421
  Trustee's fees and expenses ..............        (505,957)        (479,720)        (541,199)
  Sponsors' fees ...........................         (55,227)         (62,676)         (67,361)
                                                ------------     ------------     ------------

  Net investment income ....................      46,315,847       49,755,427       50,351,861
                                                ------------     ------------     ------------

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
  Realized gain on securities sold .........      46,437,769       36,968,354       18,085,384
  Unrealized appreciation (depreciation) of
    investments ............................     360,160,015     (102,628,199)      95,641,234
                                                ------------     ------------     ------------

  Net realized and unrealized gain (loss) on
    investments ............................     406,597,784      (65,659,845)     113,726,618
                                                ------------     ------------     ------------

NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS ................    $452,913,631     $(15,904,418)    $164,078,479
                                                ============     ============     ============


                       See Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS

                                                             Years Ended December 31,
                                                     1995               1994              1993

OPERATIONS:
  Net investment income ...................    $   46,315,847     $   49,755,427     $   50,351,861
  Realized gain on securities sold ........        46,437,769         36,968,354         18,085,384
  Unrealized appreciation (depreciation) of
    investments ...........................       360,160,015       (102,628,199)        95,641,234
                                               --------------     --------------     --------------

  Net increase (decrease) in net assets
    resulting from operations .............       452,913,631        (15,904,418)       164,078,479

INCOME DISTRIBUTIONS TO HOLDERS (Note 3) ..       (47,658,313)       (49,742,556)       (50,311,159)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 1,031,346, 812,440 and
    378,731 units, respectively (Note 5) ..       (68,615,789)       (54,064,009)       (26,053,392)
                                               --------------     --------------     --------------

NET INCREASE (DECREASE) IN NET ASSETS .....       336,639,529       (119,710,983)        87,713,928

NET ASSETS AT BEGINNING OF YEAR ...........     1,138,266,472      1,257,937,455      1,170,223,527
                                                                  --------------     --------------

NET ASSETS AT END OF YEAR .................    $1,474,906,001     $1,138,226,472     $1,257,937,455
                                               ==============     ==============     ==============

PER UNIT:
  Income distributions during year ........            $2.77               $2.73              $2.69
                                                       =====               =====              =====

  Net asset value at end of year ..........           $88.47              $64.30             $67.94
                                                      ======              ======             ======

UNITS OUTSTANDING AT END OF YEAR ..........       16,670,493          17,701,839         18,514,279
                                                  ==========          ==========         ==========


                       See Notes to Financial Statements.

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

2.  MARKETABLE SECURITIES, AT DECEMBER 31, 1994:

                                  TOTAL                        MARKET
NAME OF ISSUER                    SHARES        COST           VALUE

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
                                           ============  ==============

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


    MARKETABLE SECURITIES, AT DECEMBER 31, 1995:

                                  TOTAL                        MARKET
NAME OF ISSUER                    SHARES        COST           VALUE

AT&T                            5,473,541  $ 99,432,993  $  354,411,780
Airtouch Communications         2,189,442    12,339,723      61,851,737
Ameritech Corp.                 3,284,098    36,039,118     193,761,782
Bell Atlantic Corporation       2,189,442    36,598,654     146,418,934
BellSouth Corporation           4,926,216    46,764,934     214,290,396
NYNEX Corporation               2,189,442    34,330,554     118,229,868
Pacific Telesis Group           2,189,442    18,641,294      73,619,987
SBC Communications Inc.
  (formerly Southwestern
  Bell Corporation)             3,284,143    33,109,333     188,838,223
U.S. West Incorporated          2,189,442    18,686,389      78,272,552
U.S. West Media Group           2,189,364    12,551,826      41,597,916
                                           ------------  --------------

                                           $348,494,818  $1,471,293,175
                                           ============  ==============

3.  DISTRIBUTIONS

    Any monthly distributions to Holders, who have not elected to participate in the Fund's Reinvestment Plan, are made on or about the first day of each month. The income distribution payable at December 31, 1994 and 1995 to holders of record at December 15, 1994 and December 15, 1995 was at the rate of $.22837 and $.23261 per unit, respectively.

4.  REINVESTMENT PLAN

    Holders could reinvest any distributions in the Fund prior to April 1, 1984, or in certain subsequent series of The Equity Income Fund after March 31, 1984, by executing an appropriate notice of election to participate in the Fund's Reinvestment Plan. The Sponsors (Merrill Lynch, Pierce, Fenner & Smith Inc., Dean Witter Reynolds Inc., Prudential Securities Inc. and Smith Barney Shearson, Inc.) may, in their sole discretion, cancel the Fund's Reinvestment Plan at any time.

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

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


6.  NET CAPITAL

                                                       December 31,
                                                  1995               1994

Cost at dates of deposit, including
  subsequent reinvested distributions,
  of remaining units outstanding .......    $  354,153,806     $  376,064,081

Less sales charge ......................         5,312,303          5,640,956
                                            --------------     --------------
Net amount applicable to Holders .......       348,841,503        370,423,125
Redemptions of units - net cost of units
  redeemed less redemption amounts .....      (406,499,152)      (359,649,705)
Realized gain on securities sold .......       406,130,330        359,692,561
Unrealized appreciation of investments .     1,122,798,357        762,638,342
                                            --------------     --------------

Net capital applicable to Holders ......    $1,471,271,038     $1,133,104,323
                                            ==============     ==============

7.  INCOME TAXES

    All Fund items of income received, expenses paid, and realized gains and losses on securities sold are attributable to the Holders, on a pro rata basis, for Federal income tax purposes in accordance with the grantor trust rules of the United States Internal Revenue Code.

8.  QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

    A summary of the Fund's 1994 and 1995 quarterly results of operations, in thousands of dollars, is as follows:

    Year Ended December 31, 1994

                                                 FOR THE QUARTER ENDED
                                                                                         1994
                        MARCH 31         JUNE 30     SEPTEMBER 30     DECEMBER 31       TOTAL
Net investment
  income ........       $ 11,225        $ 13,845       $ 10,993        $ 13,692        $ 49,755
Net realized and
  unrealized gain
  (loss) on
  investments ...        (59,836)         66,836        (16,119)        (56,540)        (65,659)
                        --------        --------       --------        --------        --------

Net increase
  (decrease) in
  net assets
  resulting
  from operations       $(48,611)       $ 80,681       $ (5,126)       $(42,848)       $(15,904)
                        ========        ========       ========        ========        ========

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


    Year Ended December 31, 1995

                                               FOR THE QUARTER ENDED
                                                                                      1995
                        MARCH 31        JUNE 30     SEPTEMBER 30   DECEMBER 31        TOTAL
Net investment
  income ........       $ 10,834       $ 11,966       $ 10,503       $ 13,013       $ 46,316
Net realized and
  unrealized gain
  on investments          55,352         53,198        194,760        103,288        406,598
                        --------       --------       --------       --------       --------

Net increase
  in net assets
  resulting from
  operations ....       $ 66,186       $ 65,164       $205,263       $116,301       $452,914
                        ========       ========       ========       ========       ========

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         None.

ITEM 11.  EXECUTIVE COMPENSATION.

         None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


                                                           Page
                                                           ----
a. 1.1 -      Statements of Condition as of December
              31, 1994 and 1995 .........................   7

   1.2 -      Statements of Operations for the years
              ended December 31, 1993, December 31,
              1994 and December 31, 1995 ................   8

   1.3 -      Statements of Changes in Net Assets for
              the years ended December 31, 1993,
              December 31, 1994 and December 31, 1995 ...   9

   2   -      Financial schedules are not filed because
              of the absence of conditions under which they are required or because the required information, where material, is included in the financial statements or the footnotes thereto.

b.       None.

c. 4.1 - Form of Trust Indenture (incorporated by reference to Exhibit 1.1 to the Registration Statement of The Equity

         Income Fund, First Exchange Series - AT&T Shares, 1933 Act File No. 2-83192)

         4.1.1 - Form of Certificate of Amendment to Trust Indenture dated August 8, 1983 (incorporated by reference to Registration Statement on Form 8-A of The Equity Income Fund, First Exchange Series - AT&T Shares, 1934 Act File No. 1-8642)

         4.1.2 - Form of Standard Terms and Conditions of Trust effective January 1, 1983 (incorporated by reference to Exhibit 1.1.1 to the Registration Statement of The Equity Income Fund, First Exchange Series
         - AT&T Shares, 1933 Act File No. 2-83192)

         9. - None.

         11 - Computation of per Unit earnings (See Statement of Changes in Net Assets, Item 1.3, above)

         13.1 - Form 10-Q, for the quarter ended March 31, 1994, incorporated by reference to 1933 Act File No. 2-83192.

         13.2 - Form 10-Q, for the quarter ended June 30, 1994, incorporated by reference to 1933 Act File No. 2-83192.

         13.3 - Form 10-Q, for the quarter ended September 30, 1994, incorporated by reference to 1933 Act File No. 2-83192.

         13.4 - Form 10-K for the fiscal year ended December 31, 1994, incorporated by reference to 1933 Act File No. 2-83192.

         13.5 - Form 10-Q for the quarter ended March 31, 1995, incorporated by reference to 1933 Act File No. 2-83192.

         13.6 - Form 10-Q for the quarter ended June 30, 1995, incorporated by reference to 1933 Act File No. 2-83192.

         13.7 - Form 10-Q for the quarter ended September 30, 1995, incorporated by reference to 1933 Act File No. 2-83192.

         18. - None.

         21. - None.

         22. - None.

         23 - Consents (incorporated by reference to Registration Statement of The Equity Income Fund, First Exchange Series - AT&T Shares, 1933 Act File No. 2-83192).

         27. - Financial Data Schedule.

d.       None.

                                   SIGNATURE



              Pursuant to the requirements of the Securities Exchange Act of 1934, the Trustee of the Fund has duly caused this report to be signed on behalf of the Fund by the undersigned, thereunto duly authorized.


                                           The Equity Income Fund, First
                                           Exchange Series - AT&T Shares


                                           The Bank of New York,
                                             as Trustee



Date: March 20, 1996                       By: /s/ Christopher W. Peer
                                               ---------------------------------
                                               Christopher W. Peer
                                       Title: Assistant Vice President

                                EXHIBIT INDEX
                                -------------


                  Exhibit 27        Financial Data Schedule