Form 10-Q
period 1996-03-31
EQUITY INCOME FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 1996-05-15
CIK 718418

                                  FORM 10-Q [Twelve Pages]


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarterly Period Ended                           March 31, 1996

Commission file number                                      2-83192

           The Equity Income Fund, First Exchange Series - AT&T Shares
             (Exact name of registrant as specified in its charter)

           New York                                              13-6824382
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


- --------------------------------------------------------------------------------
                (Addresses of principal executive office of Sponsors)

           The Bank of New York, 101 Barclay Street, New York, N.Y. 10286
                (Addresses of principal executive office of Trustee)

                                   (212) 815-2749
                  (Trustee's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days. Yes X. No __.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         (See pages 3-9 below.)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Sponsors, Trustee and Holders
  of The Equity Income Fund,
  First Exchange Series - AT&T Shares:

We have reviewed the accompanying statement of condition of The Equity Income Fund, First Exchange Series - AT&T Shares as of March 31, 1996 and the related statements of operations and of changes in net assets for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Trustee.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the statement of condition of The Equity Income Fund, First Exchange Series - AT&T Shares as of December 31, 1995, and the related statements of operations and of changes in net assets for the year then ended (not presented herein); and in our report dated February 19, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of condition as of December 31, 1995 is fairly stated, in all material respects, in relation to the statement of condition from which it has been derived.


May 8, 1996

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES -  AT&T SHARES

STATEMENTS OF CONDITION

                                                                   (UNAUDITED)
                                                                     MARCH 31,      DECEMBER 31,
                                                                        1996            1995
TRUST PROPERTY:
  Investment in marketable securities -  at market value
    (Notes 1 and 2):
    1995 cost - $348,494,818 ....................................                   $1,471,293,175
    1996 cost - $344,270,457 ....................................  $1,343,914,006
  Dividends receiveable .........................................       3,510,433        4,740,110
  Cash ..........................................................       2,836,611        2,808,808
                                                                   --------------   --------------
        Total ...................................................   1,350,261,050    1,478,842,093
                                                                   --------------   --------------

LESS LIABILITIES:
  Distribution payable (Note 3) .................................       3,876,301        3,891,651
  Redemptions payable ...........................................           2,149
  Other .........................................................          59,279           44,441
                                                                   --------------   --------------
        Total ...................................................       3,937,729        3,936,092
                                                                   --------------   --------------
TOTAL TRUST PROPERTY ............................................  $1,346,323,321   $1,474,906,001
                                                                   ==============   ==============
NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
     1995 - 16,670,493 (Note 6) .................................                   $1,471,271,038
     1996 - 16,492,530 (Note 6) .................................   $1,343,879,644
  Undistributed net investment income ...........................        2,443,677       3,634,963
                                                                    -------------   --------------
NET ASSETS ......................................................   $1,346,323,321  $1,474,906,001
                                                                    ==============  ==============
UNIT VALUE:
  1995 - $1,474,906,001/16,670,493 units .......................                            $88.47
                                                                                            ======
  1996 - $1,346,323,321/16,492,530 units .......................            $81.63
                                                                            ======


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS

                                                       (UNAUDITED)
                                                THREE MONTHS ENDED MARCH 31,
                                                   1996             1995
INVESTMENT INCOME:
  Dividend income............................  $  10,634,269     $10,997,089
  Trustee's fees and expenses................       (123,127)       (147,554)
  Sponsors' fees.............................        (13,743)        (15,318)
                                               -------------     -----------
  Net investment income......................     10,497,399      10,834,217
                                               -------------     -----------
REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
  Realized gain on securities sold...........     10,807,153      13,044,044
  Unrealized appreciation (depreciation)
    of investments...........................   (123,154,808)     42,307,434
                                               -------------     -----------
  Net realized and unrealized gain (loss)
    on investments...........................   (112,347,655)     55,351,478
                                               -------------     -----------
NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS..................  $(101,850,256)    $66,185,695
                                               =============     ===========

                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.


THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS

                                                                  (UNAUDITED)
                                                          THREE MONTHS ENDED MARCH 31,
                                                             1996               1995
OPERATIONS:
  Net investment income ............................   $   10,497,399     $    10,834,217
  Realized gain on securities sold .................       10,807,153          13,044,044
  Unrealized appreciation (depreciation) of
    investments ....................................     (123,154,808)         42,307,434
                                                       --------------      --------------
  Net increase (decrease) in net assets
    resulting from operations ......................     (101,850,256)         66,185,695

INCOME DISTRIBUTIONS TO HOLDERS (Note 3) ...........      (11,677,061)        (12,141,371)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 177,963 and 284,864 units,
    respectively (Note 5) ..........................      (15,055,363)        (19,030,158)
                                                       --------------      --------------

NET INCREASE (DECREASE) IN NET ASSETS ..............     (128,582,680)         35,014,166

NET ASSETS AT BEGINNING OF PERIOD ..................    1,474,906,001       1,138,226,472
                                                       --------------      --------------

NET ASSETS AT END OF PERIOD ........................   $1,346,323,321      $1,173,240,638
                                                       ==============      ==============
PER UNIT:
  Income distributions during period ...............           $  .70             $   .69
                                                               ======             =======

  Net asset value at end of period .................           $81.63              $67.36
                                                               ======              ======

UNITS OUTSTANDING AT END OF PERIOD .................       16,492,530          17,416,975
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

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

   The Fund is registered under the Investment Company Act of 1940 as a Unit Investment Trust. A summary of the significant accounting policies, which are in conformity with generally accepted accounting principles, followed by the Fund in the preparation of its financial statements since July 7, 1983, its initial date of deposit, is as follows:

   (a) Securities are stated at market value based on the last sales price reported at the close of business on the New York Stock Exchange. Substantially all of the aggregate cost of securities represents the market value of the shares of common stock of American Telephone and Telegraph Company (AT&T) on the days the shares were exchanged for units of the Fund; such aggregate cost was subsequently allocated among the portfolio holdings in shares of AT&T and the seven regional holding companies following their divestiture by AT&T in accordance with its Plan of Reorganization. Realized gains or losses on sales of securities are determined using the average cost basis.

   (b) The Fund is not subject to income taxes. Accordingly, no provision for such taxes is required.

   (c) Dividend income has been recognized on the ex-dividend date.

2. MARKETABLE SECURITIES, AT MARCH 31, 1996 (UNAUDITED):

                                          TOTAL                           MARKET
        NAME OF ISSUER                   SHARES            COST            VALUE
        ---------------------------     ---------       ----------      -----------
        AT&T                             5,415,153      $ 98,372,552     $  331,678,121
        Airtouch Communications          2,166,092        12,208,121         67,419,614
        Ameritech Corp.                  3,249,112        35,654,724        177,076,604
        Bell Atlantic Corporation        2,166,092        36,208,393        133,756,181
        BellSouth Corporation            4,873,664        45,757,813        180,325,568
        NYNEX Corporation                2,166,092        33,964,457        108,033,839
        Pacific Telesis Group            2,166,092        18,442,489         59,838,292
        SBC Communications Inc.
         (formerly Southwestern
           Bell Corporation)             3,249,112        32,756,197        170,984,519
        U.S. West Communications         2,166,092        18,487,447         70,127,229
        U.S. West Media Group            2,166,014        12,418,264         44,674,039
                                                         ------------     --------------
                                                        $344,270,457     $1,343,914,006
                                                         ============     ==============


                See Independent Accountants' Review Report.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS

MARKETABLE SECURITIES, AT DECEMBER 31, 1995:

                                                TOTAL                           MARKET
        NAME OF ISSUER                          SHARES          COST            VALUE
        AT&T                                   5,473,541    $ 99,432,993    $  354,411,780
        Airtouch Communications                2,189,442      12,339,723        61,851,737
        Ameritech Corp.                        3,284,098      36,039,118       193,761,782
        Bell Atlantic Corporation              2,189,442      36,598,654       146,418,934
        BellSouth Corporation                  4,926,216      46,764,934       214,290,396
        NYNEX Corporation                      2,189,442      34,330,554       118,229,868
        Pacific Telesis Group                  2,189,442      18,641,294        73,619,987
        SBC Communications Inc.
          (formerly Southwestern
          Bell Corporation)                    3,284,143      33,109,333       188,838,223
        U.S. West Communications               2,189,442      18,686,389        78,272,552
        U.S. West Media Group                  2,189,364      12,551,826        41,597,916
                                                            ------------    --------------
                                                            $348,494,818    $1,471,293,175
                                                            ============    ==============

3.      DISTRIBUTIONS

        Any monthly distributions to Holders, who have not elected to participate in the Fund's Reinvestment Plan, are made on or about the first day of each month.

4.      REINVESTMENT PLAN

        Holders could reinvest any distributions in the Fund prior to April 1, 1984, or in certain subsequent series of The Equity Income Fund after March 31, 1984, by executing an appropriate notice of election to participate in the Fund's Reinvestment Plan. The Sponsors (Merrill Lynch, Pierce, Fenner & Smith Incorporated, Dean Witter Reynolds Inc., Prudential Securities Incorporated and Smith Barney Inc.) may, in their sole discretion, cancel the Fund's Reinvestment Plan at any time.

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


                  See Independent Accountants' Review Report.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the first quarter ended March 31, 1996, the Equity Income Fund, First Exchange Series - AT&T Shares (the "Fund") continued to hold securities of AT&T and each of the seven regional holding companies.

     The Fund had net investment income of approximately $10.5 million and net realized and unrealized loss on investments of approximately $112.3 million for the quarter ended March 31, 1996, causing a net decrease in net assets resulting from operations of approximately $101.8 million. In contrast, net investment income of approximately $10.8 million and net realized and unrealized gain on investments of approximately $55.4 million for the quarter ended March 31, 1995, resulted in a net increase in net assets resulting from operations of approximately $66.2 million. For the year ended December 31, 1995, net investment income of approximately $46.3 million and net realized and unrealized gain on investments of approximately $406.5 million resulted in a net increase in net assets resulting from operations of approximately $452.9 million.

     Income distributions during the first quarter of 1996 totalled $0.70 per Unit, compared with income distributions of $0.69 per Unit during the first quarter of 1995.

     As of the end of the first quarter of 1996, the per Unit net asset value of the fund had increased to $81.63 from its $67.36 level at the end of the first quarter of 1995, and decreased from its $88.47 level at the end of the fourth quarter of 1995. There was a decrease of 177,963 Units outstanding during the first quarter of 1996 due to redemptions, and there were 16,492,530 Units outstanding at the end of that quarter.

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

                                         THE EQUITY INCOME FUND, First
                                         Exchange Series - AT&T Shares

                                         THE BANK OF NEW YORK, Trustee



Dated:  May 15, 1995                     By
                                            ----------------------------------
                                         Name:  Christopher Peer
                                         Title: Assistant Vice President





                                       - 12

                           EXHIBIT INDEX


                Exhibit No.            Description
                ----------             -----------

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