Form 10-Q
period 1996-06-30
EQUITY INCOME FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 1996-08-14
CIK 718418

                            FORM 10-Q [TWELVE PAGES]

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       June 30, 1996
           For Quarterly Period Ended ................................

                                   2-83192
Commission file number ......................................

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

                                 (212) 815-2798

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

We have reviewed the accompanying statement of condition of The Equity Income Fund, First Exchange Series - AT&T Shares as of June 30, 1996 and the related statements of operations and of changes in net assets for the three-month and six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Trustee.

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


DELOITTE & TOUCHE

July 29, 1996

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION


                                                                (UNAUDITED)
                                                                 JUNE 30,      DECEMBER 31,
                                                                   1996            1995
TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    1995 cost - $348,494,818                                                  $1,471,293,175
    1996 cost - $339,581,013                                  $1,362,539,592
  Dividends receivable                                             3,468,381       4,740,110
  Cash                                                             2,815,510       2,808,808
  Other                                                               20,124
                                                              --------------  --------------
            Total                                              1,368,843,607   1,478,842,093
                                                              --------------  --------------
LESS LIABILITIES:
  Distribution payable (Note 3)                                    3,868,576       3,891,651
  Redemptions payable                                                   (937)
  Other                                                                               44,441
                                                              --------------  --------------
            Total                                                  3,867,639       3,936,092
                                                              --------------  --------------
TOTAL TRUST PROPERTY                                          $1,364,975,968  $1,474,906,001
                                                              ==============  ==============
NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    1995 - 16,670,493 (Note 6)                                                $1,471,271,038
    1996 - 16,295,427 (Note 6)                                $1,362,528,988
  Undistributed net investment income                              2,446,980       3,634,963
                                                              --------------  --------------
NET ASSETS                                                    $1,364,975,968  $1,474,906,001
                                                              ==============  ==============
UNIT VALUE:
  1995 - $1,474,906,001 / 16,670,493 units                                            $88.47
                                                                                      ======
  1996 - $1,364,975,968 / 16,295,427 units                            $83.76
                                                                      ======


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS


                                                                    (UNAUDITED)
                                                            THREE MONTHS ENDED JUNE 30,
                                                                1996         1995
INVESTMENT INCOME:
  Dividend income                                            $11,796,938  $12,120,348
  Trustee's fees and expenses                                   (117,281)    (139,233)
  Sponsors' fees                                                 (12,427)     (15,318)
                                                             -----------  -----------
  Net investment income                                       11,667,230   11,965,797
                                                             -----------  -----------
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
  Realized gain on securities sold                            11,601,278   15,703,497
  Unrealized appreciation of investments                      23,315,030   37,494,890
                                                             -----------  -----------
  Realized and unrealized gain (loss) on investments          34,916,308   53,198,387
                                                             -----------  -----------
NET INCREASE IN NET ASSETS RESULTING FROM
  OPERATIONS                                                 $46,583,538  $65,164,184
                                                             ===========  ===========


                                                                  (UNAUDITED)
                                                               SIX MONTHS ENDED
                                                                    JUNE 30,
                                                             1996            1995
INVESTMENT INCOME:
  Dividend income                                        $ 22,431,207    $ 23,117,437
  Trustee's fees and expenses                                (240,408)       (286,787)
  Sponsors' fees                                              (26,170)        (30,636)
                                                         ------------    ------------
  Net investment income                                    22,164,629      22,800,014
                                                         ------------    ------------
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
  Realized gain on securities sold                         22,408,431      28,747,541
  Unrealized appreciation (depreciation) of
    investments                                           (99,839,778)     79,802,324
                                                         ------------    ------------
  Realized and unrealized gain (loss) on investments      (77,431,347)    108,549,865
                                                         ------------    ------------
NET INCREASE (DECREASE) IN NET ASSETS RESULTING
  FROM OPERATIONS                                        $(55,266,718)   $131,349,879
                                                         ============    ============



                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS


                                                                   (UNAUDITED)
                                                                THREE MONTHS ENDED
                                                                    JUNE 30,
                                                              1996               1995
OPERATIONS:
  Net investment income                                  $   11,667,230    $   11,965,797
  Realized gain on securities sold                           11,601,278        15,703,497
  Unrealized appreciation of investments                     23,315,030        37,494,890
                                                         --------------    --------------
  Net increase in net assets resulting from
    operations                                               46,583,538        65,164,184

INCOME DISTRIBUTIONS TO HOLDERS (Note 3)                    (11,646,266)      (12,002,541)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 197,103 and 332,699 units,
    respectively (Note 5)                                   (16,284,625)      (22,703,921)
                                                         --------------    --------------
NET INCREASE IN NET ASSETS                                   18,652,647        30,457,722

NET ASSETS AT BEGINNING OF PERIOD                         1,346,323,321     1,173,240,638
                                                         --------------    --------------
NET ASSETS AT END OF PERIOD                              $1,364,975,968    $1,203,698,360
                                                         ==============    ==============
PER UNIT:
  Income distributions during period                               $.71              $.69
                                                                   ====              ====
  Net asset value at end of period                               $83.76            $70.46
                                                                 ======            ======
UNITS OUTSTANDING AT END OF PERIOD                           16,295,427        17,084,275
                                                             ==========        ==========


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS


                                                                    (UNAUDITED)
                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                               1996              1995
OPERATIONS:
  Net investment income                                  $   22,164,629    $   22,800,014
  Realized gain on securities sold                           22,408,431        28,747,541
  Unrealized appreciation (depreciation) of
    investments                                             (99,839,778)       79,802,324
                                                         --------------    --------------
  Net increase (decrease) in net assets resulting from
    operations                                              (55,266,718)      131,349,879

INCOME DISTRIBUTIONS TO HOLDERS (Note 3)                    (23,323,327)      (24,143,912)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 375,066 and 617,563 units,
    respectively (Note 5)                                   (31,339,988)      (41,734,079)
                                                         --------------    --------------
NET INCREASE (DECREASE) IN NET ASSETS                      (109,930,033)       65,471,888

NET ASSETS AT BEGINNING OF PERIOD                         1,474,906,001     1,138,226,472
                                                         --------------    --------------
NET ASSETS AT END OF PERIOD                              $1,364,975,968    $1,203,698,360
                                                         ==============    ==============

PER UNIT:
  Income distributions during period                              $1.41             $1.38
                                                                  =====             =====
  Net asset value at end of period                               $83.76            $70.46
                                                                 ======            ======
UNITS OUTSTANDING AT END OF PERIOD                           16,295,427        17,084,275
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

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES

     The Fund is registered under the Investment Company Act of 1940 as a Unit Investment Trust. A summary of the significant accounting policies, which are in conformity with generally accepted accounting principles, followed by the Fund in the preparation of its financial statements since July 7, 1983, its initial date of deposit, is as follows:

     (a) Securities are stated at market value based on the last sales price reported at the close of business on the New York Stock Exchange. Substantially, all of the aggregate cost of securities represents the market value of the shares of common stock of American Telephone and Telegraph Company (AT&T) on the days the shares were exchanged for units of the Fund; such aggregate cost was subsequently allocated among the portfolio holdings in shares of AT&T and the seven regional holding companies following their divestiture by AT&T in accordance with its Plan of Reorganization. Realized gains or losses on sales of securities are determined using the average cost basis.

     (b) The Fund is not subject to income taxes. Accordingly, no provision for such taxes is required.

     (c)  Dividend income has been recognized on the ex-dividend date.

2.   MARKETABLE SECURITIES, AT JUNE 30, 1996 (UNAUDITED):

                                         TOTAL                        MARKET
          NAME OF ISSUER                 SHARES        COST           VALUE
          AT&T                         5,350,371  $ 97,196,003    $  331,723,002
          Airtouch Communications      2,140,152    12,061,923        60,459,294
          Ameritech Corp.              3,210,223    35,227,996       190,606,991
          Bell Atlantic Corporation    2,140,152    35,774,845       136,434,690
          BellSouth Corporation        4,815,333    44,639,942       204,049,736
          NYNEX Corporation            2,140,152    33,557,753       101,657,220
          Pacific Telesis Group        2,140,152    18,221,632        72,230,130
          SBC Communications Inc.
            (formerly Southwestern
            Bell Corporation)          3,210,223    32,364,170       158,103,483
          U.S. West Communications     2,140,152    18,266,439        68,217,345
          U.S. West Media Group        2,140,148    12,270,310        39,057,701
                                                  ------------    --------------
                                                  $339,581,013    $1,362,539,592
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


                  See Independent Accountants' Review Report.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         During the second quarter ended June 30, 1996, the Equity Income Fund, First Exchange Series - AT&T Shares (the "Fund") continued to hold securities of AT&T and each of the seven regional holding companies.

         The Fund had net investment income of approximately $11.7 million and net realized and unrealized gain on investments of approximately $34.9 million for the quarter ended June 30, 1996, providing the Fund with a net increase in net assets resulting from operations of approximately $46.6 million. In contrast, net investment income of approximately $12.0 million and net realized and unrealized gain on investments of approximately $53.2 million for the quarter ended June 30, 1995, resulted in a net increase in net assets resulting from operations of approximately $65.2 million. For the quarter ended March 31, 1996, net investment income of approximately $10.5 million and net realized and unrealized loss on investments of approximately $112.3 million resulted in a net decrease in net assets resulting from operations of approximately $101.8 million.

         Income distributions during the second quarter of 1996 totalled approximately $0.71 per Unit, compared with income distributions of approximately $0.69 per Unit during the second quarter of 1995.

         As of the end of the second quarter of 1996, the per Unit net asset value of the fund had increased to $83.76 from its $70.46 level at the end of the second quarter of 1995, and increased from its $81.63 level at the end of the first quarter of 1996. There was a decrease of 197,103 Units outstanding during the second quarter of 1996 due to redemptions, and there were 16,295,427 Units outstanding at the end of that quarter.

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

                     23 - Consents (incorporated by reference to Registration Statement of The Equity Income Fund, First Exchange Series-
                      AT&T Shares, 1933 Act File No. 2-83192).

                     27 - Financial Data Schedule.

            b.       None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Trustee of the trust has duly caused this report to be signed on behalf of the trust by the undersigned thereto duly authorized.

                            THE EQUITY INCOME FUND, First

                            Exchange Series - AT&T Shares


                            THE BANK OF NEW YORK, Trustee

Dated: August 14, 1996      By
                              -----------------------------
                            Name:  Christopher Peer
                            Title: Assistant Vice President