Form 10-Q
period 1996-09-30
EQUITY INCOME FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 1996-11-14
CIK 718418

                            FORM 10-Q [TWELVE PAGES]

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                        September 30, 1996
          For Quarterly Period Ended ................................

                                          2-83192
         Commission file number ......................................

          The Equity Income Fund, First Exchange Series - AT&T Shares
         .............................................................
             (Exact name of registrant as specified in its charter)


New York                                          13-6824382
 ............................                      ....................
(State or other jurisdiction                      (I.R.S. Employee
of incorporation)                                 Identification No.)

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

         .............................................................
             (Addresses of principal executive office of Sponsors)

         The Bank of New York, 101 Barclay Street, New York, N.Y. 10286
         .............................................................
              (Addresses of principal executive office of Trustee)

                                 (212) 815-2749
         .............................................................
               (Trustee's telephone number, including area code)

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         (See pages 3-9 below.)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Sponsors, Trustee and Holders
  of The Equity Income Fund,
  First Exchange Series - AT&T Shares:

We have reviewed the accompanying statement of condition of The Equity Income Fund, First Exchange Series - AT&T Shares (the "Fund") as of September 30, 1996, and the related statements of operations and of changes in net assets for the three-month and nine-month periods ended September 30, 1996 and 1995.
These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of condition of The Equity Income Fund, First Exchange Series - AT&T Shares as of December 31, 1995, and the related statements of operations and of changes in net assets for the year then ended (not presented herein); and, in our report dated February 13, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of condition as of December 31, 1995 is fairly stated, in all material respects, in relation to the statement of condition from which it has been derived.




November 5, 1996

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION



                                                                (UNAUDITED)
                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                   1996              1995
TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    1995 cost - $348,494,818. . . . . . . . . . . . . . . .                    $1,471,293,175
    1996 cost - $334,101,471. . . . . . . . . . . . . . . .   $1,215,805,716
  Dividends receivable. . . . . . . . . . . . . . . . . . .        3,424,883        4,740,110
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,643,607        2,808,808
                                                              --------------   --------------

            Total . . . . . . . . . . . . . . . . . . . . .    1,221,874,206    1,478,842,093
                                                              --------------   --------------

LESS LIABILITIES:
  Distribution payable (Note 3) . . . . . . . . . . . . . .        3,641,478        3,891,651
  Redemption payable. . . . . . . . . . . . . . . . . . . .            6,204
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .            5,675           44,441
                                                              --------------   --------------

            Total . . . . . . . . . . . . . . . . . . . . .        3,653,357        3,936,092
                                                              --------------   --------------

TOTAL TRUST PROPERTY. . . . . . . . . . . . . . . . . . . .   $1,218,220,849   $1,474,906,001
                                                              ==============   ==============

NET ASSETS, REPRESENTED BY:
  UNITS OF FRACTIONAL UNDIVIDED INTEREST OUTSTANDING:
    1995 - 16,670,493 (Note 6). . . . . . . . . . . . . . .                    $1,471,271,038
    1996 - 16,064,593 (Note 6). . . . . . . . . . . . . . .   $1,215,780,138
  Undistributed net investment income . . . . . . . . . . .        2,440,711        3,634,963
                                                              --------------   --------------

NET ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .   $1,218,220,849   $1,474,906,001
                                                              ==============   ==============

UNIT VALUE:
  1995 - $1,474,906,001/16,670,493 units. . . . . . . . . .                            $88.47
                                                                                       ======
  1996 - $1,218,220,849/16,064,593 units. . . . . . . . . .           $75.83
                                                                      ======


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS

                                                                     (UNAUDITED)
                                                                  THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                 1996           1995
INVESTMENT INCOME:
  Dividend income. . . . . . . . . . . . . . . . . . . . .  $  11,148,940   $ 10,611,100
  Trustee's fees and expenses. . . . . . . . . . . . . . .       (110,574)       (96,413)
  Sponsors' fees . . . . . . . . . . . . . . . . . . . . .        (16,136)       (11,736)
                                                            -------------   ------------

  Net investment income. . . . . . . . . . . . . . . . . .     11,022,230     10,502,951
                                                            -------------   ------------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
  Realized gain on securities sold . . . . . . . . . . . .     12,604,962      6,357,559
  Unrealized appreciation (depreciation) of investments. .   (141,254,334)   188,402,761
                                                            -------------   ------------

  Net realized and unrealized gain (loss) on investments .   (128,649,372)   194,760,320
                                                            -------------   ------------

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
  OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .  $(117,627,142)  $205,263,271
                                                            =============   ============


                                                                     (UNAUDITED)
                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                 1996           1995
INVESTMENT INCOME:
  Dividend income. . . . . . . . . . . . . . . . . . . . .  $  33,580,147   $ 33,728,537
  Trustee's fees and expenses. . . . . . . . . . . . . . .       (350,982)      (383,200)
  Sponsors' fees . . . . . . . . . . . . . . . . . . . . .        (42,306)       (42,372)
                                                            -------------   ------------

  Net investment income. . . . . . . . . . . . . . . . . .     33,186,859     33,302,965
                                                            -------------   ------------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
  Realized gain on securities sold . . . . . . . . . . . .     35,013,393     35,105,100
  Unrealized appreciation (depreciation) of investments. .   (241,094,112)   268,205,085
                                                            -------------   ------------

  Net realized and unrealized gain (loss) on investments .   (206,080,719)   303,310,185
                                                            -------------   ------------

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
  OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .  $(172,893,860)  $336,613,150
                                                            =============   ============


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS

                                                                       (UNAUDITED)
                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                1996              1995
OPERATIONS:
  Net investment income. . . . . . . . . . . . . . . . . . $   11,022,230   $   10,502,951
  Realized gain on securities sold . . . . . . . . . . . .     12,604,962        6,357,559
  Unrealized appreciation (depreciation) of investments. .   (141,254,334)     188,402,761
                                                           --------------   --------------

  Net increase (decrease) in net assets resulting from
    operations . . . . . . . . . . . . . . . . . . . . . .   (117,627,142)     205,263,271

INCOME DISTRIBUTIONS TO HOLDERS (Note 3) . . . . . . . . .    (10,983,308)     (11,794,324)

CAPITAL SHARE TRANSACTIONS - Redemptions of 230,834 and
  226,575 units, respectively (Note 5) . . . . . . . . . .    (18,144,669)     (11,165,896)
                                                           --------------   --------------

NET INCREASE (DECREASE) IN NET ASSETS. . . . . . . . . . .   (146,755,119)     182,303,051

NET ASSETS AT BEGINNING OF PERIOD. . . . . . . . . . . . .  1,364,975,968    1,203,698,360
                                                           --------------   --------------

NET ASSETS AT END OF PERIOD. . . . . . . . . . . . . . . . $1,218,220,849   $1,386,001,411
                                                           ==============   ==============

PER UNIT:
  Income distributions during period . . . . . . . . . . .           $.69             $.69
                                                                     ====             ====

  Net asset value at end of period . . . . . . . . . . . .         $75.83           $82.22
                                                                   ======           ======

TRUST UNITS OUTSTANDING AT END OF PERIOD . . . . . . . . .     16,064,593       16,857,700
                                                               ==========       ==========


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS

                                                                       (UNAUDITED)
                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                1996              1995
OPERATIONS:
  Net investment income. . . . . . . . . . . . . . . . . . $   33,186,859   $   33,302,965
  Realized gain on securities sold . . . . . . . . . . . .     35,013,393       35,105,100
  Unrealized appreciation (depreciation) of investments. .   (241,094,112)     268,205,085
                                                           --------------   --------------

  Net increase (decrease) in net assets resulting from
    operations . . . . . . . . . . . . . . . . . . . . . .   (172,893,860)     336,613,150

INCOME DISTRIBUTIONS TO HOLDERS (Note 3) . . . . . . . . .    (34,306,635)     (35,938,236)

CAPITAL SHARE TRANSACTIONS - Redemptions of 605,900 and
  559,274 units, respectively (Note 5) . . . . . . . . . .    (49,484,657)     (52,899,975)
                                                           --------------   --------------

NET INCREASE (DECREASE) IN NET ASSETS. . . . . . . . . . .   (256,685,152)     247,774,939

NET ASSETS AT BEGINNING OF PERIOD. . . . . . . . . . . . .  1,474,906,001    1,138,226,472
                                                           --------------   --------------

NET ASSETS AT END OF PERIOD. . . . . . . . . . . . . . . . $1,218,220,849   $1,386,001,411
                                                           ==============   ==============

PER UNIT:
  Income distributions during period . . . . . . . . . . .          $2.10            $2.07
                                                                    =====            =====

  Net asset value at end of period . . . . . . . . . . . .         $75.83           $82.22
                                                                   ======           ======

TRUST UNITS OUTSTANDING AT END OF PERIOD . . . . . . . . .     16,064,593       16,857,700
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

2.  MARKETABLE SECURITIES, AT SEPTEMBER 30, 1996 (UNAUDITED):

                                         TOTAL                        MARKET
    SECURITY                             SHARES        COST            VALUE
    AT&T                               5,274,631   $ 95,820,343   $  275,599,470
    Airtouch Communications            2,109,864     11,891,204       58,284,993
    Ameritech Corp.                    3,164,787     34,729,427      166,546,916
    Bell Atlantic Corporation          2,109,864     35,268,617      126,328,107
    BellSouth Corporation              4,747,169     43,333,629      175,645,253
    NYNEX Corporation                  2,109,864     33,082,878       91,779,084
    Pacific Telesis Group              2,109,864     17,963,781       70,944,177
    SBC Communications Inc.
      (formerly Southwestern Bell
      Corporation)                     3,164,787     31,906,146      152,305,374
    U.S. West Communications           2,109,864     18,008,385       62,768,454
    U.S. West Media Group              2,109,860     12,097,061       35,603,888
                                                   ------------   --------------

                                                   $334,101,471   $1,215,805,716
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

7.  SUBSEQUENT EVENT

    AT&T declared a spin off, with ex-date of October 1, 1996, of .324084 shares of Lucent Technologies for each share held.


                  See Independent Accountants' Review Report.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  During the third quarter ended September 30, 1996, the Equity Income Fund, First Exchange Series - AT&T Shares (the "Fund") continued to hold securities of AT&T and each of the seven regional holding companies.

  The Fund had net investment income of approximately $11.0 million and net realized and unrealized loss on investments of approximately $128.6 million for the quarter ended September 30, 1996, providing the Fund with a net decrease in net assets resulting from operations of approximately $117.6 million. In contrast, net investment income of approximately $10.5 million and net realized and unrealized gain on investments of approximately $194.8 million for the quarter ended September 30, 1995, resulted in a net increase in net assets resulting from operations of approximately $205.3 million.

  Income distributions during the third quarter of 1996 totalled $0.69 per Unit, compared with income distributions of $0.69 per Unit during the third quarter of 1995.

  For the nine month period ended September 30, 1996, the Fund had net investment income of approximately $33.2 million and net realized and unrealized loss on investments of approximately $206.1 million resulting in a net decrease in net assets resulting from operations of approximately $172.9 million, compared with net investment income of approximately $33.3 million and net realized and unrealized gain on investments of approximately $303.3 million resulting in a net increase in net assets resulting from operations of approximately $336.6 million for the nine month period ending September 30, 1995. Income distributions during the nine months ended September 30, 1996 totalled $2.10 per Unit compared with income distributions of $2.07 per Unit during the nine months ended September 30, 1995.

  As of the end of the third quarter of 1996, the per Unit net asset value of the Fund had decreased to $75.83 from its $82.22 level at the end of the third quarter of 1995, and decreased from its $83.76 level at the end of the second quarter of 1996. There was a decrease of 230,834 Units outstanding during the third quarter of 1996 due to redemptions, and there were 16,064,593 Units outstanding at the end of that quarter.

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


                                               THE EQUITY INCOME FUND, First
                                               Exchange Series - AT&T Shares


                                               THE BANK OF NEW YORK, Trustee



Dated: November 14, 1996                       By /s/ Christopher Peer
                                                 ----------------------------
                                               Name:  Christopher Peer
                                               Title: Assistant Vice President