Form 10-K
period 1996-12-31
EQUITY INCOME FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 1997-03-28
CIK 718418

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Fiscal Year Ended                                    December 31, 1996
 ................................................................................

Commission file number                                   2-83192
 ................................................................................

The Equity Income Fund, First Exchange Series - AT&T Shares
 ................................................................................
             (Exact name of registrant as specified in its charter)


New York                                           13-6824382
 ..............................                     .............................
(State or other jurisdiction                       (I.R.S. Employer
of incorporation)                                  Identification No.)

Merrill Lynch, Pierce, Fenner                      Prudential Securities
& Smith Incorporated                                 Incorporated
P.O. Box 9051                                      One Seaport Plaza
Princeton, New Jersey  08543-9051                  199 Water Street
                                                   New York, New York  10292

Dean Witter Reynolds, Inc.                         Smith Barney Inc.
Two World Trade Center                             388 Greenwich Street
New York, New York  10048                          New York, New York  10013

 ................................................................................
             (Addresses of principal executive offices of Sponsors)


The Bank of New York, 101 Barclay Street, New York, N.Y.  10286
 ................................................................................
               (Address of principal executive offices of Trustee)


                                 (212) 815-2887
 ................................................................................
                (Trustee's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:


                                                  NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                               ON WHICH REGISTERED
-------------------                               -------------------

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
                                              ----   ----
               The aggregate market value of units of beneficial interest held of record on the books of the Trustee by non-affiliates of the registrant as of February 28, 1997 was $1,382,170,642.86.

PART I

ITEM 1.  BUSINESS.

               The Equity Income Fund, First Exchange Series - AT&T Shares (the "Fund") was formed in 1983 as a unit investment trust under New York law and in accordance with the Investment Company Act of 1940 by a trust indenture among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Dean Witter Reynolds, Inc., Prudential Securities Incorporated and Smith Barney Inc. as Sponsors and The Bank of New York as Trustee.

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

               The following are the high and low sale prices of Units of the Fund during each quarter for the last two fiscal years in which the Units were traded on the American Stock Exchange, Inc., which was the principal exchange market for the Units:

                              HIGH SALE           LOW SALE
QUARTER ENDED                   PRICE              PRICE
-------------                   -----              -----
March 31, 1995                 68.500             62.875
June 30, 1995                  71.125             66.625
September 30, 1995             82.000             70.125
December 31, 1995              87.875             80.500
March 31, 1996                 93.375             79.625
June 30, 1996                  84.500             78.750
September 30, 1996             83.000             73.250
December 31, 1996              85.875             75.625


         (B) HOLDERS

         There were 5858 record holders of Units of the Fund on the books of the Trustee on February 28, 1997. Eighty Three and Eighty-Five Hundredths of a percent (83.85%) of such Units were held of record by Cede & Co., a nominee of the Depository Trust Company, for certain of its participants on that date.

         (C) DIVIDENDS

         The following are the cash distributions which were paid to holders of Units of the Fund during the last two fiscal years:


DISTRIBUTION DATE 1995               RATE PER UNIT           TOTAL DISTRIBUTION
----------------------               -------------           ------------------
January 1, 1995                      $ .22837                  $ 4,057,511.16
February 1, 1995                       .22968                    4,060,016.32
March 1, 1995                          .22968                    4,059,788.06
April 1, 1995                          .22968                    4,021,566.86
May 1, 1995                            .23126                    4,027,849.47
June 1, 1995                           .23127                    4,016,297.55
July 1, 1995                           .23125                    3,958,393.03
August 1, 1995                         .23126                    3,950,909.41
September 1, 1995                      .23126                    3,932,362.17
October 1, 1995                        .23114                    3,911,052.00
November 1, 1995                       .23261                    3,914,291.31
December 1, 1995                       .23261                    3,914,134.30

     TOTALS                          $2.77007                  $47,824,171.64
                                     ========                  ==============

DISTRIBUTION DATE 1996             RATE PER UNIT               TOTAL DISTRIBUTION
----------------------             -------------               ------------------
January 1, 1996                      $ .23261                   $ 3,891,651.38
February 1, 1996                       .23400                     3,900,889.53
March 1, 1996                          .23400                     3,899,869.99
April 1, 1996                          .23400                     3,876,301.26
May 1, 1996                            .23600                     3,892,235.43
June 1, 1996                           .23600                     3,885,453.97
July 1, 1996                           .23600                     3,868,576.19
August 1, 1996                         .22600                     3,676,777.28
September 1, 1996                      .22600                     3,665,052.85
October 1, 1996                        .22600                     3,641,477.88
November 1, 1996                       .22900                     3,667,699.27
December 1, 1996                       .22900                     3,643,278.48

     TOTALS                          $2.77861                   $45,509,263.51
                                     ========                   ==============

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA
(in thousands except for outstanding Units and Per Unit Data)


                           1992           1993           1994           1995          1996
                           ----           ----           ----           ----          ----
Net investment
income                  $   50,842    $   50,352     $   49,755     $   46,316     $   44,766

Net realized and
unrealized gain
(loss) on invest-       $  115,280    $  113,727     $  (65,659)    $  406,598     $  (91,579)
ments

Net increase
(decrease) in net
assets resulting
from operations         $  166,122    $  164,078     $  (15,904)    $  452,914     $  (46,813)

Income distributions
to Unit holders         $   50,712    $   50,311     $   49,743     $   47,658     $   45,241

Net assets at end
of year                 $1,170,224    $1,257,937     $1,138,226     $1,474,906     $1,306,794

Units outstanding
at end of year          18,893,010    18,514,279     17,701,839     16,670,493     15,726,053

Per Unit Data:
  Income distribu-
  tions during year          $2.65         $2.66          $2.73          $2.77          $2.79

  Net asset value
  at end of year            $61.94        $67.94         $64.30         $88.47         $83.10

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Fund, as a non-managed unit investment trust, has no officers or directors. The Trustees and Sponsors of the Fund are named in Item 1.

         The Fund had net investment income of $44.8 million and net realized and unrealized loss on investments of $91.6 million for the year 1996 as compared with net investment income of $46.3 million and net realized and unrealized gain on investments of $406.6 million for the year 1995 and net investment income of $49.8 million and net realized and unrealized loss on investments of $65.7 million for the year 1994.

         The net decrease in net assets resulting from operations for the year 1996 was $46.8 million as compared to a net increase of $452.9 million for the year 1995 and a net decrease of $15.9 million for the year 1994. The decrease in net assets resulting from operations of $46.8 million for the year 1996 was substantially the result of realized and unrealized loss on investments. The net increase in net assets resulting from operations of $452.9 million for the year 1995 was the result of realized and unrealized gain on investments.

         Cash distributions paid out per Unit during each year amounted to $2.79 for the year ending December 31, 1996 as compared to $2.77 for the year ending December 31, 1995 and $2.73 for the year ending December 31, 1994.

         Income distributions accrued per Unit during each year amounted to $2.79 for the year ending December 31, 1996 as compared to $2.77 for the year ending December 31, 1995. The income distribution per Unit for the year ending December 31, 1994 was $2.73.

         The per Unit net asset value was $83.10 at December 31, 1996, $88.47 at December 31, 1995 and $64.30 at December 31, 1994. The per Unit net asset value decreased $5.37 from 1995 to 1996 and increased $24.17 from 1994 to 1995.

         There were 15,726,053 Units outstanding as of December 31, 1996, 16,670,493 Units outstanding as of December 31, 1995 and 17,701,839 Units outstanding as of December 31, 1994. There was a decrease of 944,440 Units during fiscal year 1996, a decrease of 1,031,346 Units during fiscal year 1995 and decrease of 812,440 Units during fiscal year 1994 as a result of redemptions.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See following pages 6 through 13.

INDEPENDENT ACCOUNTANTS' REPORT



The Sponsors, Trustee and Holders
  of The Equity Income Fund,
  First Exchange Series - AT&T Shares:

We have audited the accompanying statements of condition of The Equity Income Fund, First Exchange Series - AT&T Shares as of December 31, 1996 and 1995 and the related statements of operations and of changes in net assets for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Securities owned at December 31, 1996 and 1995 were confirmed to us by The Bank of New York, the Trustee. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Equity Income Fund, First Exchange Series - AT&T Shares at December 31, 1996 and 1995 and the results of its operations and changes in its net assets for the above-stated years in conformity with generally accepted accounting principles.




March 13, 1997

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION


                                                                         DECEMBER 31,
                                                                    1996             1995
TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    1995 cost - $348,494,818 ..........................                    $1,471,293,175
    1996 cost - $325,845,273 ..........................   $1,303,763,692
  Dividends receivable ................................        4,105,785        4,740,110
  Cash ................................................        2,545,404        2,808,808
  Receivable from securities sold .....................           44,557
                                                          --------------   --------------

            Total .....................................    1,310,459,438    1,478,842,093
                                                          --------------   --------------

LESS LIABILITIES:
  Distribution payable (Note 3) .......................        3,623,693        3,891,651
  Other ...............................................                            44,441
  Accrued expenses ....................................           14,171
  Redemptions payable .................................           27,279
                                                          --------------   --------------

            Total .....................................        3,665,143        3,936,092
                                                          --------------   --------------

TOTAL TRUST PROPERTY ..................................   $1,306,794,295   $1,474,906,001
                                                          ==============   ==============

NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    1995 - 16,670,493 (Note 6) ........................                    $1,471,271,038
    1996 - 15,726,053 (Note 6) ........................   $1,303,763,825
  Undistributed net investment income .................        3,030,470        3,634,963
                                                          --------------   --------------

NET ASSETS ............................................   $1,306,794,295   $1,474,906,001
                                                          ==============   ==============

UNIT VALUE:
  1995 - $1,474,906,001/16,670,493 units ..............                            $88.47
                                                                                   ======
  1996 - $1,306,794,295/15,726,053 units ..............           $83.10
                                                                  ======


                       See Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS

                                                         YEARS ENDED DECEMBER 31,
                                                    1996           1995           1994

INVESTMENT INCOME:
  Dividend income ..........................    $ 45,286,433     $ 46,877,031     $ 50,297,823
  Trustee's fees and expenses ..............        (465,437)        (505,957)        (479,720)
  Sponsors' fees ...........................         (54,909)         (55,227)         (62,676)
                                                ------------     ------------     ------------

  Net investment income ....................      44,766,087       46,315,847       49,755,427
                                                ------------     ------------     ------------

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
  Realized gain on securities sold .........      53,301,227       46,437,769       36,968,354
  Unrealized appreciation (depreciation) of
    investments ............................    (144,879,937)     360,160,015     (102,628,199)
                                                ------------     ------------     ------------

  Net realized and unrealized gain (loss) on
    investments ............................     (91,578,710)     406,597,784      (65,659,845)
                                                ------------     ------------     ------------

NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS ................    $(46,812,623)    $452,913,631     $(15,904,418)
                                                ============     ============     ============


                       See Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS

                                                                    YEARS ENDED DECEMBER 31,
                                                       1996                  1995                  1994
OPERATIONS:
  Net investment income ...................       $   44,766,087        $   46,315,847        $   49,755,427
  Realized gain on securities sold ........           53,301,227            46,437,769            36,968,354
  Unrealized appreciation (depreciation) of
    investments ...........................         (144,879,937)          360,160,015          (102,628,199)
                                                  --------------        --------------        --------------

  Net increase (decrease) in net assets
    resulting from operations .............          (46,812,623)          452,913,631           (15,904,418)

INCOME DISTRIBUTIONS TO HOLDERS (Note 3) ..          (45,241,306)          (47,658,313)          (49,742,556)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 944,440, 1,031,346 and
    812,440 units, respectively (Note 5) ..          (76,057,777)          (68,615,789)          (54,064,009)
                                                  --------------        --------------        --------------

NET INCREASE (DECREASE) IN NET ASSETS .....         (168,111,706)          336,639,529          (119,710,983)

NET ASSETS AT BEGINNING OF YEAR ...........        1,474,906,001         1,138,266,472         1,257,937,455
                                                  --------------        --------------        --------------

NET ASSETS AT END OF YEAR .................       $1,306,794,295        $1,474,906,001        $1,138,226,472
                                                  ==============        ==============        ==============

PER UNIT:
  Income distributions during year ........                $2.79                 $2.77                 $2.73
                                                  ==============        ==============        ==============

  Net asset value at end of year ..........               $83.10                $88.47                $64.30
                                                  ==============        ==============        ==============

UNITS OUTSTANDING AT END OF YEAR ..........           15,726,053            16,670,493            17,701,839
                                                  ==============        ==============        ==============


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
                                                   ============  ==============

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


     MARKETABLE SECURITIES, AT DECEMBER 31, 1996:

                                          TOTAL                       MARKET
       NAME OF ISSUER                    SHARES         COST           VALUE

       AT&T                             5,163,363  $ 66,979,418  $  224,606,290
       Airtouch Communications          2,065,367    11,640,367      52,150,517
       Ameritech Corp.                  3,098,036    33,996,969     187,818,433
       Bell Atlantic Corporation        2,065,367    34,524,884     133,732,513
       BellSouth Corporation            4,647,029    41,414,519     187,623,796
       Lucent Technologies              1,673,372    26,613,902      77,393,455
       NYNEX Corporation                2,065,367    32,385,225      99,395,787
       Pacific Telesis Group            2,065,367    17,584,928      75,902,237
       SBC Communications Inc.
         (formerly Southwestern
         Bell Corporation)              3,098,036    31,233,252     160,323,362
       U.S. West Incorporated           2,065,367    17,629,271      66,608,086
       U.S. West Media Group            2,065,363    11,842,538      38,209,216
                                                   ------------  --------------
                                                   $325,845,273  $1,303,763,692
                                                   ============  ==============

3.   DISTRIBUTIONS

     Any monthly distributions to Holders, who have not elected to participate in the Fund's Reinvestment Plan, are made on or about the first day of each month. The income distribution payable at December 31, 1995 and 1996 to holders of record at December 15, 1995 and December 15, 1996 was at the rate of $.23261 and $.229 per unit, respectively.

4.   REINVESTMENT PLAN

     Holders could reinvest any distributions in the Fund prior to April 1, 1984, or in certain subsequent series of The Equity Income Fund after March 31, 1984, by executing an appropriate notice of election to participate in the Fund's Reinvestment Plan. The Sponsors (Merrill Lynch, Pierce, Fenner & Smith Incorporated, Dean Witter Reynolds, Inc., Prudential Securities Incorporated and Smith Barney Inc.) may, in their sole discretion, cancel the Fund's Reinvestment Plan at any time.

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

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


6.   NET CAPITAL

                                                         DECEMBER 31,
                                                     1996             1995
Cost at dates of deposit, including
  subsequent reinvested distributions,
  of remaining units outstanding .....       $  334,239,562        $  354,153,806

Less sales charge ....................            5,013,589             5,312,303
                                             --------------        --------------

Net amount applicable to Holders .....          329,225,973           348,841,503
Redemptions of units - net cost
  of units redeemed less redemption
  amounts ............................         (462,812,124)         (406,499,152)
Realized gain on securities sold .....          459,431,557           406,130,330
Unrealized appreciation of
  investments ........................          977,918,419         1,122,798,357
                                             --------------        --------------

Net capital applicable to Holders ....       $1,303,763,825        $1,471,271,038
                                             ==============        ==============

7.   INCOME TAXES

     All Fund items of income received, expenses paid, and realized gains and losses on securities sold are attributable to the Holders, on a pro rata basis, for Federal income tax purposes in accordance with the grantor trust rules of the United States Internal Revenue Code.

8.   QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

     A summary of the Fund's 1995 and 1996 quarterly results of operations, in thousands of dollars, is as follows:

     Year Ended December 31, 1995

                                      FOR THE QUARTER ENDED             1995
                           MARCH 31   JUNE 30 SEPTEMBER 30  DECEMBER 31 TOTAL
       Net investment
         income             $10,834   $11,966   $ 10,503    $ 13,013   $ 46,316
       Net realized and
         unrealized gain
         on investments      55,352    53,198    194,760     103,288    406,598
                            -------   -------   --------    --------   --------

       Net increase
         in net assets
         resulting from
         operations         $66,186   $65,164   $205,263    $116,301   $452,914
                            =======   =======   ========    ========   ========

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


Year Ended December 31, 1996

                                         FOR THE QUARTER ENDED              1996
                        MARCH 31     JUNE 30    SEPTEMBER 30  DECEMBER 31   TOTAL
Net investment
  income              $  10,498      $11,667     $  11,022    $ 11,579     $ 44,766

Net realized
  and unrealized
  gain (loss) on
  investments          (112,348)      34,916      (128,649)    114,502      (91,579)
                      ---------      -------     ---------    --------     --------

Net increase
  (decrease)
  in net assets
  resulting from
  operations          $(101,850)     $46,583     $(117,627)   $126,081     $(46,813)
                      =========      =======     =========    ========     ========

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


                                                                                 Page
                                                                                 ----
a. 1.1 -       Statements of Condition as of December
               31, 1995 and 1996 ...............................................   7

   1.2 -       Statements of Operations for the years
               ended December 31, 1994, December 31,
               1995 and December 31, 1996 ......................................   8

   1.3 -       Statements of Changes in Net Assets for
               the years ended December 31, 1994,
               December 31, 1995 and December 31, 1996 .........................   9

   2   -       Financial schedules are not filed because of the absence of
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

               13.1 - Form 10-Q, for the quarter ended March 31, 1995, incorporated by reference to 1933 Act File No. 2-83192.

               13.2 - Form 10-Q, for the quarter ended June 30, 1995, incorporated by reference to 1933 Act File No. 2-83192.

               13.3 - Form 10-Q, for the quarter ended September 30, 1995, incorporated by reference to 1933 Act File No. 2-83192.

               13.4 - Form 10-K for the fiscal year ended December 31, 1995, incorporated by reference to 1933 Act File No. 2-83192.

               13.5 - Form 10-Q for the quarter ended March 31, 1996, incorporated by reference to 1933 Act File No. 2-83192.

               13.6 - Form 10-Q for the quarter ended June 30, 1996, incorporated by reference to 1933 Act File No. 2-83192.

               13.7 - Form 10-Q for the quarter ended September 30, 1996, incorporated by reference to 1933 Act File No. 2-83192.

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


                                                The Equity Income Fund, First
                                                Exchange Series - AT&T Shares


                                                The Bank of New York,
                                                  as Trustee



Date: March __, 1997                            By: ________________________
                                                    Name: Jeffrey Cohen
                                                    Title: Vice President