Form 10-Q
period 1997-03-31
EQUITY INCOME FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 1997-05-15
CIK 718418

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                                         March 31, 1997
  For Quarterly Period Ended ..................................................

                                  2-83192
 Commission file number ........................................................

The Equity Income Fund, First Exchange Series - AT&T Shares
 ................................................................................
             (Exact name of registrant as specified in its charter)


New York                                           13-6824382
 ............................                       .............................
(State or other jurisdiction                       (I.R.S. Employee
of incorporation)                                  Identification No.)

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

         The Bank of New York, 101 Barclay Street, New York, N.Y. 10286
 ................................................................................
              (Addresses of principal executive office of Trustee)

                                 (212) 815-2887
 ................................................................................
                (Trustee's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 Days. Yes X. No   .
                                             --

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         (See pages 3-9 below.)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Sponsors, Trustee and Holders
  of The Equity Income Fund,
  First Exchange Series - AT&T Shares:

We have reviewed the accompanying statement of condition of The Equity Income Fund, First Exchange Series - AT&T Shares as of March 31, 1997 and the related statements of operations and of changes in net assets for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of condition of The Equity Income Fund, First Exchange Series - AT&T Shares as of December 31, 1996, and the related statements of operations and of changes in net assets for the year then ended (not presented herein); and in our report dated March 13, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of condition as of December 31, 1996 is fairly stated, in all material respects, in relation to the statement of condition from which it has been derived.





May 8, 1997

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION


                                                                        (UNAUDITED)
                                                                          MARCH 31,           DECEMBER 31,
                                                                            1997                  1996
TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    1996 cost - $325,845,273 ................................                               $1,303,763,692
    1997 cost - $319,147,710 ................................         $1,258,781,244
  Dividends receivable ......................................              5,412,536             4,105,785
  Cash ......................................................              2,522,035                44,557
  Receivable from securities sold                                                                2,545,404
                                                                      --------------        --------------
            Total ...........................................          1,266,715,815         1,310,459,438
                                                                      --------------        --------------
LESS LIABILITIES:
  Distribution payable (Note 3) .............................              3,579,311             3,623,693
  Redemptions payable                                                                               14,171
  Accrued expenses ..........................................                 32,732                27,279
                                                                      --------------        --------------
            Total ...........................................              3,612,043             3,665,143
                                                                      --------------        --------------
TOTAL TRUST PROPERTY ........................................         $1,263,103,772        $1,306,794,295
                                                                      ==============        ==============

NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    1996 - 15,726,053 (Note 6)                                                              $1,303,763,825
    1997 - 15,428,013 (Note 6) ..............................         $1,258,778,163
  Undistributed net investment income .......................              4,325,609             3,030,470
                                                                      --------------        --------------
NET ASSETS ..................................................         $1,263,103,772        $1,306,794,295
                                                                      ==============        ==============
UNIT VALUE:
  1996 - $1,306,794,295 / 15,726,053 units ..................                                       $83.10
                                                                                                    ======
  1997 - $1,263,103,772 / 15,428,013 units ..................                 $81.87
                                                                              ======

                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS


                                                                  (UNAUDITED)
                                                          THREE MONTHS ENDED MARCH 31,
                                                            1997                  1996
INVESTMENT INCOME:
  Dividend income ............................         $ 12,347,104         $  10,634,269
  Trustee's fees and expenses ................             (113,110)             (123,127)
  Sponsors' fees .............................              (68,419)              (13,743)
                                                       ------------         -------------
  Net investment income ......................           12,165,575            10,497,399
                                                       ------------         -------------
REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
  Realized gain on securities sold ...........           18,867,038            10,807,153
  Unrealized depreciation of investments .....          (38,284,885)         (123,154,808)
                                                       ------------         -------------
  Net realized and unrealized loss on
    investments ..............................          (19,417,847)         (112,347,655)
                                                       ------------         -------------
NET DECREASE IN NET ASSETS RESULTING
  FROM OPERATIONS ............................         $ (7,252,272)        $(101,850,256)
                                                       ============         =============

                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS


                                                                       (UNAUDITED)
                                                                THREE MONTHS ENDED MARCH 31,
                                                                 1997                  1996
OPERATIONS:
  Net investment income .........................         $   12,165,575         $   10,497,399
  Realized gain on securities sold ..............             18,867,038             10,807,153
  Unrealized depreciation of investments ........            (38,284,885)          (123,154,808)
                                                          --------------         --------------
  Net decrease in net assets resulting
    from operations .............................             (7,252,272)          (101,850,256)

INCOME DISTRIBUTIONS TO HOLDERS (Note 3) ........            (10,807,712)           (11,677,061)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 298,040 and 177,963 units,
    respectively (Note 5) .......................            (25,630,539)           (15,055,363)
                                                          --------------         --------------
NET DECREASE IN NET ASSETS ......................            (43,690,523)          (128,582,680)

NET ASSETS AT BEGINNING OF PERIOD ...............          1,306,794,295          1,474,906,001
                                                          --------------         --------------
NET ASSETS AT END OF PERIOD .....................         $1,263,103,772         $1,346,323,321
                                                          ==============         ==============
PER UNIT:
  Income distributions during period ............                  $.693                   $.70
                                                                   =====                   ====
  Net asset value at end of period ..............                 $81.87                 $81.63
                                                                  ======                 ======
UNITS OUTSTANDING AT END OF PERIOD ..............             15,428,013             16,492,530
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

2.  MARKETABLE SECURITIES, AT MARCH 31, 1997 (UNAUDITED):

                                             TOTAL                              MARKET
      NAME OF ISSUER                         SHARES          COST               VALUE
      AT&T                                 5,065,542     $ 62,574,800      $  176,027,585
      Airtouch Communications              2,026,220       11,419,716          46,603,060
      Ameritech Corp.                      3,039,328       33,352,767         186,918,672
      Bell Atlantic Corporation            2,026,220       33,870,577         123,346,143
      BellSouth Corporation                4,558,989       39,727,297         192,617,285
      Lucent Technologies                  1,641,663       26,432,526          86,597,723
      NCR Corp.                              316,602        3,191,131          11,160,221
      NYNEX Corporation                    2,026,220       31,771,453          92,446,287
      Pacific Telesis Group                2,026,220       17,251,628          76,489,805
      SBC Communications Inc.
        (formerly Southwestern
        Bell Corporation)                  3,039,328       30,641,437         159,944,636
      U.S. West Communications             2,026,220       17,295,738          68,891,480
      U.S. West Media Group                2,026,220       11,618,640          37,738,347
                                                         ------------      --------------
                                                         $319,147,710      $1,258,781,244
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

                   See Independent Accountants' Review Report.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         During the first quarter ended March 31, 1997, the Equity Income Fund, First Exchange Series - AT&T Shares (the "Fund") continued to hold securities of AT&T and each of the seven regional holding companies.

         The Fund had net investment income of approximately $12.2 million and net realized and unrealized loss on investments of approximately $19.4 million for the quarter ended March 31, 1997, causing a net decrease in net assets resulting from operations of approximately $7.2 million. In contrast, net investment income of approximately $10.5 million and net realized and unrealized loss on investments of approximately $112.3 million for the quarter ended March 31, 1996, resulted in a net decrease in net assets resulting from operations of approximately $101.8 million. For the year ended December 31, 1996, net investment income of approximately $44.8 million and net realized and unrealized loss on investments of approximately $91.6 million resulted in a net decrease in net assets resulting from operations of approximately $46.8 million.

         Income distributions during the first quarter of 1997 totalled $0.69 per Unit, compared with income distributions of $0.70 per Unit during the first quarter of 1996.

         As of the end of the first quarter of 1997, the per Unit net asset value of the fund had increased to $81.87 from its $81.63 level at the end of the first quarter of 1996, and decreased from its $83.10 level at the end of the fourth quarter of 1996. There was a decrease of 298,040 Units outstanding during the first quarter of 1997 due to redemptions, and there were 15,428,013 Units outstanding at the end of that quarter.

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

                                              THE EQUITY INCOME FUND, First
                                              Exchange Series - AT&T Shares


                                              THE BANK OF NEW YORK, Trustee

Dated:  May 15, 1997                          By /s/ Jeffrey Cohen
                                                 ------------------------------
                                              Name:  Jeffrey Cohen
                                              Title: Vice President