Form 10-Q
period 1997-06-30
EQUITY INCOME FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 1997-08-14
CIK 718418

                            FORM 10-Q [TWELVE PAGES]

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                                  June 30, 1997
For Quarterly Period Ended .....................................................

                                2-83192
Commission file number .........................................................

The Equity Income Fund, First Exchange Series - AT&T Shares
 ................................................................................
             (Exact name of registrant as specified in its charter)


New York                                               13-6824382
 ............................                           .........................
(State or other jurisdiction                           (I.R.S. Employee
of incorporation)                                      Identification No.)

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         (See pages 3-9 below.)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Sponsors, Trustee and Holders
  of The Equity Income Fund,
  First Exchange Series - AT&T Shares:

We have reviewed the accompanying statement of condition of The Equity Income Fund, First Exchange Series - AT&T Shares as of June 30, 1997 and the related statements of operations and of changes in net assets for the three-month and six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Trustee.

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




August 7, 1997

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION


                                                            (UNAUDITED)
                                                              JUNE 30,              DECEMBER 31,
                                                                1997                    1996
TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    1996 cost - $325,845,273                                                       $ 1,303,763,692
    1997 cost - $311,551,023                                $ 1,414,470,464
  Dividends receivable                                            3,317,006              4,105,785
  Cash                                                            2,561,344              2,545,404
  Receivable from securities sold                                                           44,557
  Prepaid expenses                                                   24,262
                                                            ---------------        ---------------

            Total                                             1,420,373,076          1,310,459,438
                                                            ---------------        ---------------

LESS LIABILITIES:
  Distribution payable (Note 3)                                   3,542,991              3,623,693
  Redemptions payable                                                (2,029)                27,279
  Accrued expenses                                                                          14,171
                                                            ---------------        ---------------

            Total                                                 3,540,962              3,665,143
                                                            ---------------        ---------------

TOTAL TRUST PROPERTY                                        $ 1,416,832,114        $ 1,306,794,295
                                                            ===============        ===============

NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    1996 - 15,726,053 (Note 6)                                                     $ 1,303,763,825
    1997 - 15,087,610 (Note 6)                              $ 1,414,454,809
  Undistributed net investment income                             2,377,305              3,030,470
                                                            ---------------        ---------------

NET ASSETS                                                  $ 1,416,832,114        $ 1,306,794,295
                                                            ===============        ===============

UNIT VALUE:
  1996 - $1,306,794,295 / 15,726,053 units                                         $         83.10
                                                                                   ===============
  1997 - $1,416,832,114 / 15,087,610 units                  $         93.91
                                                            ===============


                        See Independent Accountants' Review Report and
                                Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS


                                                                    (UNAUDITED)
                                                              THREE MONTHS ENDED JUNE 30,
                                                                1997              1996

INVESTMENT INCOME:
  Dividend income                                         $   8,859,157        $  11,796,938
  Trustee's fees and expenses                                   (82,552)            (117,281)
  Sponsors' fees                                                 42,095              (12,427)
                                                          -------------        -------------

  Net investment income                                       8,818,700           11,667,230
                                                          -------------        -------------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
  Realized gain on securities sold                           22,321,115           11,601,278
  Unrealized appreciation of investments                    163,285,907           23,315,030
                                                          -------------        -------------

  Realized and unrealized gain on investments               185,607,022           34,916,308
                                                          -------------        -------------

NET INCREASE IN NET ASSETS RESULTING FROM
  OPERATIONS                                              $ 194,425,722        $  46,583,538
                                                          =============        =============


                                                                       (UNAUDITED)
                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                1997                 1996
INVESTMENT INCOME:
  Dividend income                                          $  21,206,261        $  22,431,207
  Trustee's fees and expenses                                   (195,662)            (240,408)
  Sponsors' fees                                                 (26,324)             (26,170)
                                                           -------------        -------------

  Net investment income                                       20,984,275           22,164,629
                                                           -------------        -------------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
  Realized gain on securities sold                            41,188,153           22,408,431
  Unrealized appreciation (depreciation) of
    investments                                              125,001,022          (99,839,778)
                                                           -------------        -------------

  Realized and unrealized gain (loss) on investments         166,189,175          (77,431,347)
                                                           -------------        -------------

NET INCREASE (DECREASE) IN NET ASSETS RESULTING
  FROM OPERATIONS                                          $ 187,173,450        $ (55,266,718)
                                                           =============        =============



                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS


                                                               (UNAUDITED)
                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                        1997                  1996

OPERATIONS:
  Net investment income                           $     8,818,700        $    11,667,230
  Realized gain on securities sold                     22,321,115             11,601,278
  Unrealized appreciation of investments              163,285,907             23,315,030
                                                  ---------------        ---------------

  Net increase in net assets resulting from
    operations                                        194,425,722             46,583,538

INCOME DISTRIBUTIONS TO HOLDERS (Note 3)              (10,699,621)           (11,646,266)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 340,403 and 197,103 units,
    respectively (Note 5)                             (29,997,759)           (16,284,625)
                                                  ---------------        ---------------

NET INCREASE IN NET ASSETS                            153,728,342             18,652,647

NET ASSETS AT BEGINNING OF PERIOD                   1,263,103,772          1,346,323,321
                                                  ---------------        ---------------

NET ASSETS AT END OF PERIOD                       $ 1,416,832,114        $ 1,364,975,968
                                                  ===============        ===============

PER UNIT:
  Income distributions during period              $           .70        $           .71
                                                  ===============        ===============

  Net asset value at end of period                $         93.91        $         83.76
                                                  ===============        ===============

UNITS OUTSTANDING AT END OF PERIOD                     15,087,610             16,295,427
                                                  ===============        ===============


                        See Independent Accountants' Review Report and
                                Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS


                                                                     (UNAUDITED)
                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              1997                   1996

OPERATIONS:
  Net investment income                                 $    20,984,274        $    22,164,629
  Realized gain on securities sold                           41,188,153             22,408,431
  Unrealized appreciation (depreciation) of
    investments                                             125,001,022            (99,839,778)
                                                        ---------------        ---------------

  Net increase (decrease) in net assets resulting
    from operations                                         187,173,449            (55,266,718)

INCOME DISTRIBUTIONS TO HOLDERS (Note 3)                    (21,507,333)           (23,323,327)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 638,443 and 375,066 units,
    respectively (Note 5)                                   (55,628,297)           (31,339,988)
                                                        ---------------        ---------------

NET INCREASE (DECREASE) IN NET ASSETS                       110,037,819           (109,930,033)

NET ASSETS AT BEGINNING OF PERIOD                         1,306,794,295          1,474,906,001
                                                        ---------------        ---------------

NET ASSETS AT END OF PERIOD                             $ 1,416,832,114        $ 1,364,975,968
                                                        ===============        ===============

PER UNIT:
  Income distributions during period                    $          1.39        $          1.41
                                                        ===============        ===============

  Net asset value at end of period                      $         93.91        $         83.76
                                                        ===============        ===============

UNITS OUTSTANDING AT END OF PERIOD                           15,087,610             16,295,427
                                                        ===============        ===============


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

2.   MARKETABLE SECURITIES, AT JUNE 30, 1997 (UNAUDITED):

                                       TOTAL                       MARKET
       NAME OF ISSUER                 SHARES         COST           VALUE
       AT&T                          4,953,828  $ 61,191,933     $173,693,594
       Airtouch Communications       1,981,546    11,167,932       54,244,822
       Ameritech Corp.               2,972,310    32,617,379      201,931,311
       Bell Atlantic Corporation     1,981,546    33,123,881      150,349,803
       BellSouth Corporation         4,458,445    37,800,445      206,760,387
       Lucent Technologies           1,605,470    26,225,502      115,694,182
       NCR Corporation                 309,637     3,186,813        9,211,701
       NYNEX Corporation             1,981,546    31,071,025      114,186,588
       SBC Communications Inc.
         (formerly Southwestern
         Bell Corporation)           4,421,693    46,887,892      273,592,254
       U.S. West Communications      1,981,546    16,915,116       74,679,515
       U.S. West Media Group         1,981,546    11,363,105       40,126,307
                                                ------------   --------------

                                                $311,551,023   $1,414,470,464
                                                ============   ==============


                   See Independent Accountants' Review Report.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


     MARKETABLE SECURITIES, AT DECEMBER 31, 1996:

                                       TOTAL                       MARKET
       NAME OF ISSUER                 SHARES         COST           VALUE

       AT&T                          5,163,363  $ 66,979,418   $  224,606,290
       Airtouch Communications       2,065,367    11,640,367       52,150,517
       Ameritech Corp.               3,098,036    33,996,969      187,818,433
       Bell Atlantic Corporation     2,065,367    34,524,884      133,732,513
       BellSouth Corporation         4,647,029    41,414,519      187,623,796
       Lucent Technologies           1,673,372    26,613,902       77,393,455
       NYNEX Corporation             2,065,367    32,385,225       99,395,787
       Pacific Telesis Group         2,065,367    17,584,928       75,902,237
       SBC Communications Inc.
         (formerly Southwestern
         Bell Corporation)           3,098,036    31,233,252      160,323,362
       U.S. West Communications      2,065,367    17,629,271       66,608,086
       U.S. West Media Group         2,065,363    11,842,538       38,209,216
                                                ------------   --------------

                                                $325,845,273   $1,303,763,692
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


                   See Independent Accountants' Review Report.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         During the second quarter ended June 30, 1997, the Equity Income Fund, First Exchange Series - AT&T Shares (the "Fund") continued to hold securities of AT&T and each of the seven regional holding companies.

         The Fund had net investment income of approximately $8.8 million and net realized and unrealized gain on investments of approximately $185.6 million for the quarter ended June 30, 1997, providing the Fund with a net increase in net assets resulting from operations of approximately $194.4 million. In contrast, net investment income of approximately $11.7 million and net realized and unrealized gain on investments of approximately $34.9 million for the quarter ended June 30, 1996, resulted in a net increase in net assets resulting from operations of approximately $46.6 million. For the quarter ended March 31, 1997, net investment income of approximately $12.2 million and net realized and unrealized loss on investments of approximately $19.4 million resulted in a net decrease in net assets resulting from operations of approximately $7.2 million.

         Income distributions during the second quarter of 1997 totalled approximately $0.70 per Unit, compared with income distributions of approximately $0.71 per Unit during the second quarter of 1996.

         As of the end of the second quarter of 1997, the per Unit net asset value of the fund had increased to $93.91 from its $83.76 level at the end of the second quarter of 1996, and increased from its $81.87 level at the end of the first quarter of 1997. There was a decrease of 340,403 Units outstanding during the second quarter of 1997 due to redemptions, and there were 15,087,610 Units outstanding at the end of that quarter.

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

                                                 THE EQUITY INCOME FUND, First
                                                 Exchange Series - AT&T Shares


                                                 THE BANK OF NEW YORK, Trustee

                                                       Al Irving
Dated: August 14, 1997                           By_____________________________
                                                 Name: Al Irving
                                                 Title: Vice President