Form 10-Q
period 1997-09-30
EQUITY INCOME FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 1997-11-14
CIK 718418

                            FORM 10-Q [TWELVE PAGES]

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                          September 30, 1997
         For Quarterly Period Ended ..................................

                                          2-83192
         Commission file number ......................................

          The Equity Income Fund, First Exchange Series - AT&T Shares
         .............................................................
             (Exact name of registrant as specified in its charter)


New York                                      13-6824382
 ............................                  ..........................
(State or other jurisdiction                  (I.R.S. Employee
of incorporation)                             Identification No.)

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

         ..............................................................
             (Addresses of principal executive office of Sponsors)

         The Bank of New York, 101 Barclay Street, New York, N.Y. 10286
         ..............................................................
              (Addresses of principal executive office of Trustee)

                                 (212) 815-2887
         ..............................................................
               (Trustee's telephone number, including area code)

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         (See pages 3-9 below.)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Sponsors, Trustee and Holders
  of The Equity Income Fund,
  First Exchange Series - AT&T Shares:

We have reviewed the accompanying statement of condition of The Equity Income Fund, First Exchange Series - AT&T Shares (the "Fund") as of September 30, 1997, and the related statements of operations and of changes in net assets for the three-month and nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of condition of The Equity Income Fund, First Exchange Series - AT&T Shares as of December 31, 1996, and the related statements of operations and of changes in net assets for the year then ended (not presented herein); and, in our report dated February 13, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of condition as of December 31, 1996 is fairly stated, in all material respects, in relation to the statement of condition from which it has been derived.


November 10, 1997

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION

                                                                                  (UNAUDITED)
                                                                                 SEPTEMBER 30,             DECEMBER 31,
                                                                                     1997                      1996
TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    1996 cost - $325,845,273...........................................                                    $1,303,763,692
    1997 cost - $303,408,326...........................................          $1,472,045,859
  Dividends receivable.................................................               3,233,493                 4,105,785
  Cash.................................................................               2,505,269                 2,545,404
  Receivable from securities sold......................................                                            44,557
  Prepaid expenses.....................................................                  38,698
                                                                                 --------------            --------------

            Total......................................................           1,477,823,319             1,310,459,438
                                                                                 --------------            --------------

LESS LIABILITIES:
  Distribution payable (Note 3)........................................               3,466,593                 3,623,693
  Redemption payable...................................................                                            27,279
  Accrued expenses.....................................................                                            14,171
                                                                                 --------------            --------------

            Total......................................................               3,466,593                 3,665,143
                                                                                 --------------            --------------

TOTAL TRUST PROPERTY...................................................          $1,474,356,726            $1,306,794,295
                                                                                 ==============            ==============

NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    1996 - 15,726,053 (Note 6).........................................                                    $1,303,763,825
    1997 - 14,720,478 (Note 6).........................................          $1,472,021,304
  Undistributed net investment income..................................               2,335,422                 3,030,470
                                                                                 --------------            --------------

NET ASSETS.............................................................          $1,474,356,726            $1,306,794,295
                                                                                 ==============            ==============

UNIT VALUE:
  1996 - $1,306,794,295/15,726,053 units...............................                                            $83.10
                                                                                                                   ======
  1997 - $1,474,356,726/14,720,478 units...............................                 $100.16
                                                                                        =======


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS

                                                                                           (UNAUDITED)
                                                                                       THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                     1997                   1996
INVESTMENT INCOME:
  Dividend income........................................................        $ 10,627,033          $  11,148,940
  Trustee's fees and expenses............................................             (86,897)              (110,574)
  Sponsors' fees.........................................................              (4,407)               (16,136)
                                                                                 ------------          -------------
  Net investment income..................................................          10,535,729             11,022,230
                                                                                 ------------          -------------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
  Realized gain on securities sold.......................................          26,492,279             12,604,962
  Unrealized appreciation (depreciation) of investments..................          65,718,092           (141,254,334)
                                                                                 ------------          -------------
  Net realized and unrealized gain (loss) on investments.................          92,210,371           (128,649,372)
                                                                                 ------------          -------------

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
  OPERATIONS.............................................................        $102,746,100          $(117,627,142)
                                                                                 ============          =============


                                                                                           (UNAUDITED)
                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                     1997                   1996
INVESTMENT INCOME:
  Dividend income........................................................        $ 31,833,294          $  33,580,147
  Trustee's fees and expenses............................................            (282,559)              (350,982)
  Sponsors' fees.........................................................             (30,731)               (42,306)
                                                                                 ------------          -------------
  Net investment income..................................................          31,520,004             33,186,859
                                                                                 ------------          -------------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
  Realized gain on securities sold.......................................          67,680,432             35,013,393
  Unrealized appreciation (depreciation) of investments..................         190,719,114           (241,094,112)
                                                                                 ------------          -------------
  Net realized and unrealized gain (loss) on investments.................         258,399,546           (206,080,719)
                                                                                 ------------          -------------

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
  OPERATIONS.............................................................        $289,919,550          $(172,893,860)
                                                                                 ============          =============


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS

                                                                                              (UNAUDITED)
                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                      1997                     1996
OPERATIONS:
  Net investment income................................................          $   10,535,729          $   11,022,230
  Realized gain on securities sold.....................................              26,492,279              12,604,962
  Unrealized appreciation (depreciation) of investments................              65,718,092            (141,254,334)
                                                                                 --------------          --------------
  Net increase (decrease) in net assets resulting from
    operations.........................................................             102,746,100            (117,627,142)

INCOME DISTRIBUTIONS TO HOLDERS (Note 3)...............................             (10,472,508)            (10,983,308)

CAPITAL SHARE TRANSACTIONS - Redemptions of 367,132 and
  230,834 units, respectively (Note 5).................................             (34,748,980)            (18,144,669)
                                                                                 --------------          --------------

NET INCREASE (DECREASE) IN NET ASSETS..................................              57,524,612            (146,755,119)

NET ASSETS AT BEGINNING OF PERIOD......................................           1,416,832,114           1,364,975,968
                                                                                 --------------          --------------

NET ASSETS AT END OF PERIOD............................................          $1,474,356,726          $1,218,220,849
                                                                                 ==============          ==============

PER UNIT:
  Income distributions during period...................................                   $.703                    $.69
                                                                                          =====                    ====
  Net asset value at end of period.....................................                 $100.16                  $75.83
                                                                                        =======                  ======

TRUST UNITS OUTSTANDING AT END OF PERIOD...............................              14,720,478              16,064,593
                                                                                     ==========              ==========


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS

                                                                                               (UNAUDITED)
                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                      1997                     1996
OPERATIONS:
  Net investment income................................................          $   31,520,004          $   33,186,859
  Realized gain on securities sold.....................................              67,680,432              35,013,393
  Unrealized appreciation (depreciation) of investments................             190,719,114            (241,094,112)
                                                                                 --------------          --------------
  Net increase (decrease) in net assets resulting from
    operations.........................................................             289,919,550            (172,893,860)

INCOME DISTRIBUTIONS TO HOLDERS (Note 3)...............................             (31,979,841)            (34,306,635)

CAPITAL SHARE TRANSACTIONS - Redemptions of 1,005,575 and
  605,900 units, respectively (Note 5).................................             (90,377,278)            (49,484,657)
                                                                                 --------------          --------------

NET INCREASE (DECREASE) IN NET ASSETS..................................             167,562,431            (256,685,152)

NET ASSETS AT BEGINNING OF PERIOD......................................           1,306,794,295           1,474,906,001
                                                                                 --------------          --------------

NET ASSETS AT END OF PERIOD............................................          $1,474,356,726          $1,218,220,849
                                                                                 ==============          ==============

PER UNIT:
  Income distributions during period...................................                  $2.095                   $2.10
                                                                                         ======                   =====
  Net asset value at end of period.....................................                 $100.16                  $75.83
                                                                                        =======                  ======

TRUST UNITS OUTSTANDING AT END OF PERIOD...............................              14,720,478              16,064,593
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

2.      MARKETABLE SECURITIES, AT SEPTEMBER 30, 1997 (UNAUDITED):

                                                                TOTAL                                      MARKET
        SECURITY                                                SHARES               COST                   VALUE
        AT&T                                                   4,833,306          $ 59,701,143          $  214,175,872
        Airtouch Communications                                1,933,347            10,896,282              68,512,984
        Ameritech Corp.                                        2,900,003            31,823,955             192,850,200
        Bell Atlantic Corporation                              3,418,144            62,685,590             274,946,958
        BellSouth Corporation                                  4,349,976            35,721,716             201,186,390
        Lucent Technologies                                    1,566,420            26,002,136             127,467,428
        NCR Corporation                                          302,118             3,182,152              10,555,248
        SBC Communications Inc.                                4,314,120            45,803,485             264,779,115
        U.S. West Communications                               1,933,347            16,504,460              74,433,859
        U.S. West Media Group                                  1,933,347            11,087,407              43,137,805
                                                                                  ------------          --------------

                                                                                  $303,408,326          $1,472,045,859
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

                   See Independent Accountants' Review Report.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     During the third quarter ended September 30, 1997, the Equity Income Fund, First Exchange Series - AT&T Shares (the "Fund") continued to hold securities of AT&T and each of the seven regional holding companies.

     The Fund had net investment income of approximately $10.5 million and net realized and unrealized gain on investments of approximately $92.2 million for the quarter ended September 30, 1997, providing the Fund with a net increase in net assets resulting from operations of approximately $102.7 million. In contrast, net investment income of approximately $11.0 million and net realized and unrealized loss on investments of approximately $128.6 million for the quarter ended September 30, 1996, resulted in a net decrease in net assets resulting from operations of approximately $117.6 million.

     Income distributions during the third quarter of 1997 totalled $0.703 per Unit, compared with income distributions of $0.69 per Unit during the third quarter of 1996.

     For the nine month period ended September 30, 1997, the Fund had net investment income of approximately $31.5 million and net realized and unrealized gain on investments of approximately $258.4 million resulting in a net increase in net assets resulting from operations of approximately $289.9 million, compared with net investment income of approximately $33.2 million and net realized and unrealized loss on investments of approximately $206.1 million resulting in a net decrease in net assets resulting from operations of approximately $172.9 million for the nine month period ending September 30, 1996. Income distributions during the nine months ended September 30, 1997 totalled $2.095 per Unit compared with income distributions of $2.10 per Unit during the nine months ended September 30, 1996.

     As of the end of the third quarter of 1997, the per Unit net asset value of the Fund had increased to $100.16 from its $75.83 level at the end of the third quarter of 1996, and increased from its $93.91 level at the end of the second quarter of 1997. There was a decrease of 367,132 Units outstanding during the third quarter of 1997 due to redemptions, and there were 14,720,478 Units outstanding at the end of that quarter.

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk. - Not Applicable.


PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities and Use of Proceeds - None

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


                                        THE EQUITY INCOME FUND, First
                                        Exchange Series - AT&T Shares


                                        THE BANK OF NEW YORK, Trustee



Dated: November 14, 1997                By /s/ Al Irving
                                          ---------------------------
                                        Name:  Al Irving
                                        Title: Vice President