Form 10-K
period 1997-12-31
EQUITY INCOME FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 1998-03-30
CIK 718418

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Fiscal Year Ended                                    December 31, 1997


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

Morgan Stanley Dean Witter                            Smith Barney Inc.
Two World Trade Center                                388 Greenwich Street
New York, New York  10048                             New York, New York  10013


             (Addresses of principal executive offices of Sponsors)


         The Bank of New York, 101 Barclay Street, New York, N.Y. 10286

               (Address of principal executive offices of Trustee)


                                 (212) 815-2887

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __.

         The aggregate market value of units of beneficial interest held of record on the books of the Trustee by non-affiliates of the registrant as of February 28, 1998 was $1,807,859,419.21.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is not applicable.

PART I

Item 1.  Business.

         The Equity Income Fund, First Exchange Series - AT&T Shares (the "Fund") was formed in 1983 as a unit investment trust under New York law and in accordance with the Investment Company Act of 1940 by a trust indenture among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Dean Witter, Prudential Securities Incorporated and Smith Barney Inc. as Sponsors and The Bank of New York as Trustee.

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

         (i) Market Information

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

         The following are the high and low sale prices of Units of the Fund during each quarter for the last two fiscal years in which the Units were traded on the American Stock Exchange, Inc., which was the principal exchange market for the Units:

                                         HIGH SALE                 LOW SALE
QUARTER ENDED                              PRICE                     PRICE
-------------                            ----------                ---------
March 31, 1996                            $  93.375                $  79.625
June 30, 1996                                84.500                   78.750
September 30, 1996                           83.000                   73.250
December 31, 1996                            85.875                   75.625
March 31, 1997                               89.750                   81.825
June 30, 1997                                95.262                   79.250
September 30, 1997                          100.000                   92.925
December 31, 1997                           120.125                  101.475

         (ii) Holders

         There were 5279 record holders of Units of the Fund on the books of the Trustee on February 28, 1998 Eighty-Five and Ninety-Five Hundredths of a percent (85.95%) of such Units were held of record by Cede & Co., a nominee of the Depository Trust Company, for certain of its participants on that date.

         (iii) Dividends

         The following are the cash distributions which were paid to holders of Units of the Fund during the last two fiscal years:

DISTRIBUTION DATE 1996            RATE PER UNIT           TOTAL DISTRIBUTION
----------------------            -------------           ------------------
January 1, 1996                    $ .23261                 $ 3,891,651.38
February 1, 1996                     .23400                   3,900,889.53
March 1, 1996                        .23400                   3,899,869.99
April 1, 1996                        .23400                   3,876,301.26
May 1, 1996                          .23600                   3,892,235.43
June 1, 1996                         .23600                   3,885,453.97
July 1, 1996                         .23600                   3,868,576.19
August 1, 1996                       .22600                   3,676,777.28
September 1, 1996                    .22600                   3,665,052.85
October 1, 1996                      .22600                   3,641,477.88
November 1, 1996                     .22900                   3,667,699.27
December 1, 1996                     .22900                   3,643,278.48

     TOTALS                        $2.77861                 $45,509,263.51
                                    -------                  -------------

DISTRIBUTION DATE 1997            RATE PER UNIT              TOTAL DISTRIBUTION
----------------------            -------------              ------------------
January 1, 1997                     $ .22900                  $ 3,623,693.48
February 1, 1997                      .23100                    3,632,133.81
March 1, 1997                         .23100                    3,596,267.37
April 1, 1997                         .23100                    3,579,311.04
May 1, 1997                           .23300                    3,591,628.13
June 1, 1997                          .23300                    3,565,001.12
July 1, 1997                          .23300                    3,542,990.78
August 1, 1997                        .23500                    3,543,449.85
September 1, 1997                     .23300                    3,462,465.51
October 1, 1997                       .23500                    3,466,592.63
November 1, 1997                      .23300                    3,429,871.37
December 1, 1997                      .23300                    3,413,966.79

     TOTALS                         $2.79000                  $42,447,371.88
                                     -------                   -------------

(b) If required pursuant to Rule 463 of the Securities Act of 1933, furnish the information required by Item 701(f) of Regulation S-K.

 - Not Applicable.

Item 6.  Selected Financial Data.

     SELECTED FINANCIAL DATA
     (in thousands except for outstanding Units and Per Unit Data)

                            1993            1994            1995            1996            1997
                        -----------    ------------     -----------    ------------     -----------
Net investment
income                  $    50,352    $     49,755     $    46,316    $     44,766     $    41,961

Net realized and
unrealized gain
(loss) on invest-       $   113,727    $    (65,659)    $   406,598    $    (91,579)    $   542,775
ments

Net increase
(decrease) in net
assets resulting
from operations         $   164,078    $    (15,904)    $   452,914    $    (46,813)    $   584,736

Income distributions
to Unit holders         $    50,311    $     49,743     $    47,658    $     45,241     $    42,211

Net assets at end
of year                 $ 1,257,937    $  1,138,226     $ 1,474,906    $  1,306,794     $ 1,735,234

Units outstanding
at end of year           18,514,279      17,701,839      16,670,493      15,726,053      14,505,395

Per Unit Data:
  Income distribu-
  tions during year     $      2.66    $       2.73     $      2.77    $       2.79     $      2.79

  Net asset value
  at end of year        $     67.94    $      64.30     $     88.47    $      83.10     $    119.63


Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

         The Fund, as a non-managed unit investment trust, has no officers or directors. The Trustees and Sponsors of the Fund are named in Item 1.

         The Fund had net investment income of $42.0 million and net realized and unrealized gain on investments of $542.8 million for the year 1997 as compared with net investment income of $44.8 million and net realized and unrealized loss on investments of $91.6 million for the year 1996 and net investment income of $46.3 million and net realized and unrealized gain on investments of $406.6 million for the year 1995.

         The net gain in net assets resulting from operations for the year 1997 was $584.7 million as compared to a net decrease of $46.8 million for the year 1996 and a net increase of $452.9 million for the year 1995. The increase in net assets resulting from operations of $584.7 million for the year 1997 was substantially the result of realized and unrealized gain on investments. The net decrease in net assets resulting from operations of $46.8 for the year 1996 was the result of realized and unrealized loss on investments.

         Cash distributions paid out per Unit during each year amounted to $2.79 for the year ending December 31, 1997 as compared to $2.79 for the year ending December 31, 1996 and $2.77 for the year ending December 31, 1995.

         Income distributions accrued per Unit during each year amounted to $2.79 for the year ending December 31, 1997 as compared to $2.79 for the year ending December 31, 1996. The income distribution per Unit for the year ending December 31, 1995 was $2.77.

         The per Unit net asset value was $119.63 at December 31, 1997, $83.10 at December 31, 1996 and $88.47 at December 31, 1995. The per Unit net asset value increased $36.53 from 1996 to 1997 and decreased $5.37 from 1995 to 1996.

         There were 14,505,395 Units outstanding as of December 31, 1997, 15,726,053 Units outstanding as of December 31, 1996 and 16,670,493 Units outstanding as of December 31, 1995. There was a decrease of 1,220,658 Units during fiscal year 1997, a decrease of 944,440 Units during fiscal year 1996 and decrease of 1,031,346 Units during fiscal year 1995 as a result of redemptions.

Item 7A. Quantitative And Qualitative Disclosures About Market
                Risk.

               - Not Applicable

Item 8.  Financial Statements And Supplementary Data.

               See following pages 6 through 13.

Item 9.  Changes In And Disagreements On Accounting And Financial
         Disclosure.

               None.

INDEPENDENT ACCOUNTANTS' REPORT



The Sponsors, Trustee and Holders
  of The Equity Income Fund,
  First Exchange Series - AT&T Shares:

We have audited the accompanying statements of condition of The Equity Income Fund, First Exchange Series - AT&T Shares as of December 31, 1997 and 1996 and the related statements of operations and of changes in net assets for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Securities owned at December 31, 1997 and 1996 were confirmed to us by The Bank of New York, the Trustee. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Equity Income Fund, First Exchange Series - AT&T Shares at December 31, 1997 and 1996 and the results of its operations and changes in its net assets for the above-stated years in conformity with generally accepted accounting principles.




March 9, 1998

                                                                   EXHIBIT a.1.1

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION


                                                                         December 31,
                                                                    1997             1996
TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    1996 cost - $325,845,273 .............................                      $1,303,763,692
    1997 cost - $298,343,900 .............................    $1,732,776,714
  Dividends receivable ...................................         3,286,297         4,105,785
  Cash ...................................................         2,564,043         2,545,404
  Receivable from securities sold ........................                              44,557
                                                              --------------    --------------

            Total ........................................     1,738,627,054     1,310,459,438
                                                              --------------    --------------

LESS LIABILITIES:
  Distribution payable (Note 3) ..........................         3,387,399         3,623,693
  Accrued expenses .......................................             5,561            14,171
  Redemptions payable ....................................                              27,279
                                                              --------------    --------------

            Total ........................................         3,392,960         3,665,143
                                                              --------------    --------------

TOTAL TRUST PROPERTY .....................................    $1,735,234,094    $1,306,794,295
                                                              ==============    ==============

NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    1996 - 15,726,053 (Note 6) ...........................                      $1,303,763,825
    1997 - 14,505,395 (Note 6) ...........................    $1,732,733,426
  Undistributed net investment income ....................         2,500,668         3,030,470
                                                              --------------    --------------

NET ASSETS ...............................................    $1,735,234,094    $1,306,794,295
                                                              ==============    ==============

UNIT VALUE:
  1996 - $1,306,794,295/15,726,053 units .................                              $83.10
                                                                                        ======
  1997 - $1,735,234,094/14,505,395 units .................           $119.63
                                                                     =======


                              See Notes to Financial Statements.

                                                                   EXHIBIT a.1.2


THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS

                                                         Years Ended December 31,
                                                    1997           1996           1995

INVESTMENT INCOME:
  Dividend income ...........................   $ 42,399,400   $ 45,286,433   $ 46,877,031
  Trustee's fees and expenses ...............       (386,416)      (465,437)      (505,957)
  Sponsors' fees ............................        (52,443)       (54,909)       (55,227)
                                                ------------   ------------   ------------

  Net investment income .....................     41,960,541     44,766,087     46,315,847
                                                ------------   ------------   ------------

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
  Realized gain on securities sold ..........     86,260,735     53,301,227     46,437,769
  Unrealized appreciation (depreciation) of
    investments .............................    456,514,395   (144,879,937)   360,160,015
                                                ------------   ------------   ------------

  Net realized and unrealized gain (loss) on
    investments .............................    542,775,130    (91,578,710)   406,597,784
                                                ------------   ------------   ------------

NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS .................   $584,735,671   $(46,812,623)  $452,913,631
                                                ============   ============   ============


                              See Notes to Financial Statements.

                                                                   EXHIBIT a.1.3


THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS

                                                         Years Ended December 31,
                                                    1997           1996          1995

OPERATIONS:
  Net investment income ..................... $   41,960,541 $   44,766,087 $   46,315,847
  Realized gain on securities sold ..........     86,260,735     53,301,227     46,437,769
  Unrealized appreciation (depreciation) of
    investments .............................    456,514,395   (144,879,937)   360,160,015
                                              -------------- -------------- --------------

  Net increase (decrease) in net assets
    resulting from operations ...............    584,735,671    (46,812,623)   452,913,631

INCOME DISTRIBUTIONS TO HOLDERS (Note 3) ....    (42,211,078)   (45,241,306)   (47,658,313)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 1,220,658, 944,440 and
     1,031,346 units, respectively (Note 5) .  (114,084,794)    (76,057,777)   (68,615,789)
                                              -------------- -------------- --------------

NET INCREASE (DECREASE) IN NET ASSETS .......    428,439,799   (168,111,706)   336,639,529

NET ASSETS AT BEGINNING OF YEAR .............  1,306,794,295  1,474,906,001  1,138,266,472
                                              -------------- -------------- --------------

NET ASSETS AT END OF YEAR ................... $1,735,234,094 $1,306,794,295 $1,474,906,001
                                              ============== ============== ==============

PER UNIT:
  Income distributions during year ..........          $2.79          $2.79          $2.77
                                                       =====          =====          =====

  Net asset value at end of year ............        $119.63         $83.10         $88.47
                                                     =======         ======         ======

UNITS OUTSTANDING AT END OF YEAR ............     14,505,395     15,726,053     16,670,493
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
                                                   ============  ==============

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


     MARKETABLE SECURITIES, AT DECEMBER 31, 1997:

                                          Total                       Market
       Name Of Issuer                    Shares         Cost           Value

       AT&T                             4,762,732  $ 58,829,554  $  291,717,335
       Airtouch Communications          1,905,120    10,737,194      79,181,550
       Ameritech Corp.                  2,857,659    31,359,314     230,041,549
       Bell Atlantic Corporation        3,368,236    61,851,410     306,509,476
       BellSouth Corporation            4,286,460    34,504,478     241,381,279
       Lucent Technologies              1,543,554    25,524,130     123,291,376
       NCR Corp.                          297,713     3,179,421       8,280,143
       SBC Communications Inc.          4,251,128    45,168,484     311,395,126
       U.S. West Incorporated           1,905,120    16,263,966      85,968,540
       U.S. West Media Group            1,905,120    10,925,949      55,010,340
                                                   ------------  --------------

                                                   $298,343,900  $1,732,776,714
                                                   ============  ==============

3.   DISTRIBUTIONS

     Any monthly distributions to Holders, who have not elected to participate in the Fund's Reinvestment Plan, are made on or about the first day of each month. The income distribution payable at December 31, 1996 and 1997 to holders of record at December 15, 1996 and December 15, 1997 was at the rate of $.229 and $.233 per unit, respectively.

4.   REINVESTMENT PLAN

     Holders could reinvest any distributions in the Fund prior to April 1, 1984, or in certain subsequent series of The Equity Income Fund after March 31, 1984, by executing an appropriate notice of election to participate in the Fund's Reinvestment Plan. The Sponsors (Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Dean Witter, Prudential Securities Incorporated and Smith Barney Inc.) may, in their sole discretion, cancel the Fund's Reinvestment Plan at any time.

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

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


6.   NET CAPITAL

                                                         December 31,
                                                     1997             1996
       Cost at dates of deposit, including
         subsequent reinvested distributions,
         of remaining units outstanding....... $  308,157,703    $  334,239,562

       Less sales charge......................      4,622,362         5,013,589
                                               --------------    --------------

       Net amount applicable to Holders.......    303,535,341       329,225,973
       Redemptions of units - net cost
         of units redeemed less redemption
         amounts..............................   (550,927,021)     (462,812,124)
       Realized gain on securities sold.......    545,692,292       459,431,557
       Unrealized appreciation of
         investments..........................  1,434,432,814       977,918,419
                                               --------------    --------------

       Net capital applicable to Holders...... $1,732,733,426    $1,303,763,825
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

8.   QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

     A summary of the Fund's 1997 and 1996 quarterly results of operations, in thousands of dollars, is as follows:

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
                      =========      =======     =========    ========       ========

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


Year Ended December 31, 1997

                                          For the Quarter Ended

                                                                               1997
                        March 31     June 30    September 30  December 31     Total
Net investment
  income                $12,165     $  8,819      $ 10,536    $ 10,441       $ 41,961

Net realized
  and unrealized
  gain (loss) on
  investments           (19,417)     185,607        92,210     284,375        542,775
                       --------     --------      --------    --------       --------

Net increase
  (decrease)
  in net assets
  resulting from
  operations            $(7,252)    $194,426      $102,746    $294,816       $584,736
                       ========     ========      ========    ========       ========

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

Item 13.  Certain Relationships And Related Transactions.

               None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules And Reports
               On Form 8-K.


                                                                           Page
a. 1.1 -     Statements of Condition as of December
             31, 1996 and 1997 .......................................     7

   1.2 -     Statements of Operations for the years
             ended December 31, 1995, December 31,
             1996 and December 31, 1997 ..............................     8

   1.3 -     Statements of Changes in Net Assets for
             the years ended December 31, 1995,
             December 31, 1996 and December 31, 1997 .................     9

   2   -     Financial schedules are not filed because
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

       13.1 - Form 10-Q, for the quarter ended March 31, 1996, incorporated by reference to 1933 Act File No. 2-83192.

         13.2 - Form 10-Q, for the quarter ended June 30, 1996, incorporated by reference to 1933 Act File No. 2-83192.

         13.3 - Form 10-Q, for the quarter ended September 30, 1996, incorporated by reference to 1933 Act File No. 2-83192.

         13.4 - Form 10-K for the fiscal year ended December 31, 1996, incorporated by reference to 1933 Act File No. 2-83192.

         13.5 - Form 10-Q for the quarter ended March 31, 1997, incorporated by reference to 1933 Act File No. 2-83192.

         13.6 - Form 10-Q for the quarter ended June 30, 1997, incorporated by reference to 1933 Act File No. 2-83192.

         13.7 - Form 10-Q for the quarter ended September 30, 1997, incorporated by reference to 1933 Act File No. 2-83192.

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


                                               The Equity Income Fund, First
                                               Exchange Series - AT&T Shares


                                               The Bank of New York,
                                                 as Trustee



Date: March __, 1998                           By: ________________________
                                               Name: Jeffrey Cohen
                                                     Title: Vice President