Form 10-Q
period 1998-03-31
EQUITY INCOME FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 1998-05-15
CIK 718418

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


           For Quarterly Period Ended   March 31, 1998
                                     -------------------------------------------

         Commission file number    2-83192
                               -------------------------------------------------

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

                                 (212) 815-2887
--------------------------------------------------------------------------------
                (Trustee's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days. Yes |X|. No |_|.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         (See pages 3-9 below.)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Sponsors, Trustee and Holders
  of The Equity Income Fund,
  First Exchange Series - AT&T Shares:

We have reviewed the accompanying statement of condition of The Equity Income Fund, First Exchange Series - AT&T Shares as of March 31, 1998 and the related statements of operations and of changes in net assets for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of condition of The Equity Income Fund, First Exchange Series - AT&T Shares as of December 31, 1997, and the related statements of operations and of changes in net assets for the year then ended (not presented herein) and in our report dated March 13, 1998; we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of condition as of December 31, 1997 is fairly stated, in all material respects, in relation to the statement of condition from which it has been derived.


May 1, 1998

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION


                                                                (Unaudited)
                                                                 March 31,        December 31,
                                                                    1998             1997
TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    1997 cost-$298,343,900                                                      $1,732,776,714
    1998 cost-$292,643,659                                    $2,036,629,505
  Dividends receivable                                             3,230,460         3,286,297
  Cash                                                             2,644,469         2,564,043
                                                              --------------    --------------
            Total                                              2,042,504,434     1,738,627,054
                                                              --------------    --------------
LESS LIABILITIES:
  Distribution payable (Note 3)                                    3,383,642         3,387,399
  Accrued expenses                                                    12,288             5,561
                                                              --------------    --------------
            Total                                                  3,395,930         3,392,960
                                                              --------------    --------------
TOTAL TRUST PROPERTY                                          $2,039,108,504    $1,735,234,094
                                                              ==============    ==============

NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    1997 - 14,505,395 (Note 6)                                                  $1,732,733,426
    1998 - 14,259,159 (Note 6)                                $2,036,614,666
  Undistributed net investment income                              2,493,838         2,500,668
                                                              --------------    --------------
NET ASSETS                                                    $2,039,108,504    $1,735,234,094
                                                              ==============    ==============
UNIT VALUE:
  1997 - $1,735,234,094 / 14,505,395 units                                             $119.63
                                                                                ==============
  1998 - $2,039,108,504 / 14,259,159 units                           $143.00
                                                              ==============


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS


                                                                    (Unaudited)
                                                           Three Months Ended March 31,
                                                                1998           1997

INVESTMENT INCOME:
  Dividend income                                          $ 10,403,624       12,347,104
  Trustee's fees and expenses                                  (149,243)        (113,110)
  Sponsors' fees                                                (20,456)         (68,419)
                                                           ------------       ----------
  Net investment income                                      10,233,925       12,165,575
                                                           ------------       ----------
REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
  Realized gain on securities sold                           24,760,512       18,867,038
  Unrealized appreciation (depreciation) of investments     309,553,033      (38,284,885)
                                                           ------------       ----------
  Net realized and unrealized gain (loss) on
    investments                                             334,313,545      (19,417,847)
                                                           ------------       ----------
NET INCREASE (DECREASE) IN NET ASSETS RESULTING
  FROM OPERATIONS                                          $344,547,470       (7,252,272)
                                                           ============       ==========


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS


                                                                    (Unaudited)
                                                           Three Months Ended March 31,
                                                                1998           1997

OPERATIONS:
  Net investment income                                  $   10,233,925   $   12,165,575
  Realized gain on securities sold                           24,760,512       18,867,038
  Unrealized appreciation (depreciation) of
    investments                                             309,553,033      (38,284,885)
                                                         --------------   --------------
  Net increase (decrease) in net assets resulting
    from operations                                         344,547,470       (7,252,272)

INCOME DISTRIBUTIONS TO HOLDERS (Note 3)                    (10,164,090)     (10,807,712)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 246,236 and 298,040 units,
    respectively (Note 5)                                   (30,508,970)     (25,630,539)
                                                         --------------   --------------
NET INCREASE (DECREASE) IN NET ASSETS                       303,874,410      (43,690,523)

NET ASSETS AT BEGINNING OF PERIOD                         1,735,234,094    1,306,794,295
                                                         --------------   --------------
NET ASSETS AT END OF PERIOD                              $2,039,108,504   $1,263,103,772
                                                         ==============   ==============

PER UNIT:
  Income distributions during period                              $.707            $.693
                                                         ==============   ==============
  Net asset value at end of period                              $143.00           $81.87
                                                         ==============   ==============
UNITS OUTSTANDING AT END OF PERIOD                           14,259,159       15,428,013
                                                         ==============   ==============


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

2. MARKETABLE SECURITIES, AT MARCH 31, 1998 (UNAUDITED):

                                          Total                               Market
       Name of Issuer                    Shares             Cost               Value

       AT&T                             4,681,808      $ 57,828,852      $  307,243,650
       Airtouch Communications          1,872,757        10,556,797          91,648,046
       Ameritech Corp.                  5,618,210        30,534,496         277,750,257
       Bell Atlantic Corporation        3,311,011        60,894,962         339,378,627
       BellSouth Corporation            4,213,628        33,108,706         284,683,242
       Lucent Technologies              1,517,334        25,374,152         194,029,085
       NCR Corp.                          292,663         3,176,290           9,676,170
       SBC Communications Inc.          8,357,792        44,440,338         364,608,676
       U.S. West Communications         1,872,757        15,988,233         102,533,446
       U.S. West Media Group            1,872,757        10,740,833          65,078,306
                                        ---------      ------------      --------------

                                                       $292,643,659      $2,036,629,505
                                                       ============      ==============

                   See Independent Accountants' Review Report.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


     MARKETABLE SECURITIES, AT DECEMBER 31, 1997:

                                          Total                           Market
       Name of Issuer                    Shares           Cost             Value

       AT&T                             4,762,732    $ 58,829,554    $  291,717,335
       Airtouch Communications          1,905,120      10,737,194        79,181,550
       Ameritech Corp.                  2,857,659      31,359,314       230,041,549
       Bell Atlantic Corporation        3,368,236      61,851,410       306,509,476
       BellSouth Corporation            4,286,460      34,504,478       241,381,279
       Lucent Technologies              1,543,554      25,524,130       123,291,376
       NCR Corp.                          297,713       3,179,421         8,280,143
       SBC Communications Inc.          4,251,128      45,168,484       311,395,126
       U.S. West Incorporated           1,905,120      16,263,966        85,968,540
       U.S. West Media Group            1,905,120      10,925,949        55,010,340
                                                       ----------        ----------

                                                     $298,343,900    $1,732,776,714
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


                   See Independent Accountants' Review Report.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      During the first quarter ended March 31, 1998, the Equity Income Fund, First Exchange Series - AT&T Shares (the "Fund") continued to hold securities of AT&T and each of the seven regional holding companies.

      The Fund had net investment income of approximately $10.2 million and net realized and unrealized gain on investments of approximately $334.3 million for the quarter ended March 31, 1998, causing a net increase in net assets resulting from operations of approximately $344.5 million. In contrast, net investment income of approximately $12.2 million and net realized and unrealized loss on investments of approximately $19.4 million for the quarter ended March 31, 1997, resulted in a net decrease in net assets resulting from operations of approximately $7.3 million. For the year ended December 31, 1997, net investment income of approximately $42.0 million and net realized and unrealized gain on investments of approximately $542.8 million resulted in a net increase in net assets resulting from operations of approximately $584.7 million.

      Income distributions during the first quarter of 1998 totalled $0.71 per Unit, compared with income distributions of $0.69 per Unit during the first quarter of 1997.

      As of the end of the first quarter of 1998, the per Unit net asset value of the fund had increased to $143.00 from its $81.87 level at the end of the first quarter of 1997, and increased from its $119.63 level at the end of the fourth quarter of 1997. There was a decrease of 246,236 Units outstanding during the first quarter of 1998 due to redemptions, and there were 14,259,159 Units outstanding at the end of that quarter.

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

                                    THE EQUITY INCOME FUND, First
                                    Exchange Series - AT&T Shares


                                    THE BANK OF NEW YORK, Trustee


Dated: May 15, 1998                 By /s/ Jeffrey Cohen
                                      -----------------------------
                                    Name:  Jeffrey Cohen
                                    Title: Vice President