Form 10-Q
period 1998-06-30
EQUITY INCOME FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 1998-08-14
CIK 718418

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                                   June 30, 1998
For Quarterly Period Ended ..................................

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

                     (212) 815-2887
 .............................................................
(Trustee's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 Days.  Yes X.  No   .
                                               --     --

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         (See pages 3-10 below.)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Sponsors, Trustee and Holders
  of The Equity Income Fund,
  First Exchange Series - AT&T Shares:

We have reviewed the accompanying statement of condition of The Equity Income Fund, First Exchange Series - AT&T Shares as of June 30, 1998 and the related statements of operations and of changes in net assets for the three-month and six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of condition of The Equity Income Fund, First Exchange Series - AT&T Shares as of December 31, 1997, and the related statements of operations and of changes in net assets for the year then ended (not presented herein); and in our report dated March 9, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of condition as of December 31, 1997 is fairly stated, in all material respects, in relation to the statement of condition from which it has been derived.




August 7, 1998

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION


                                                               (Unaudited)
                                                                 June 30,          December 31,
                                                                   1998                1997

TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    1997 cost - $298,343,900 .............................                        $1,732,776,714
    1998 cost - $288,179,788 .............................     $1,952,704,146
  Dividends receivable ...................................          3,181,182          3,286,297
  Cash ...................................................          2,682,570          2,564,043
                                                               --------------     --------------

            Total ........................................      1,958,567,898      1,738,627,054
                                                               --------------     --------------
LESS LIABILITIES:
  Distribution payable (Note 3) ..........................          3,365,617          3,387,399
  Accrued expenses .......................................             34,303              5,561
                                                               --------------     --------------

            Total ........................................          3,399,920          3,392,960
                                                               --------------     --------------

TOTAL TRUST PROPERTY .....................................     $1,955,167,978     $1,735,234,094
                                                               ==============     ==============

NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    1997 - 14,505,395 (Note 6) ...........................                        $1,732,733,426
    1998 - 14,041,318 (Note 6) ...........................     $1,952,644,671
  Undistributed net investment income ....................          2,523,307          2,500,668
                                                               --------------     --------------

NET ASSETS ...............................................     $1,955,167,978     $1,735,234,094
                                                               ==============     ==============

UNIT VALUE:
  1997 - $1,735,234,094 / 14,505,395 units ...............                               $119.63
                                                                                         =======
  1998 - $1,955,167,978 / 14,041,318 units ...............            $139.24
                                                                      =======


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS


                                                                      (Unaudited)
                                                              Three Months Ended June 30,
                                                                1998               1997

INVESTMENT INCOME:
  Dividend income .....................................     $ 10,323,665       $  8,859,157
  Trustee's fees and expenses .........................         (131,824)           (82,552)
  Sponsors' fees ......................................           (7,693)            42,095
                                                            ------------       ------------

  Net investment income ...............................       10,184,148          8,818,700
                                                            ------------       ------------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
  Realized gain on securities sold ....................       25,322,762         22,321,115
  Unrealized appreciation (depreciation) of investments      (79,461,488)       163,285,907
                                                            ------------       ------------

  Realized and unrealized gain (loss) on investments ..      (54,138,726)       185,607,022
                                                            ------------       ------------

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
  OPERATIONS ..........................................     $(43,954,578)      $194,425,722
                                                            ============       ============

                                                                      (Unaudited)
                                                                    Six Months Ended
                                                                        June 30,
                                                                 1998              1997

INVESTMENT INCOME:
  Dividend income .....................................     $ 20,727,289       $ 21,206,260
  Trustee's fees and expenses .........................         (281,067)          (195,662)
  Sponsors' fees ......................................          (28,149)           (26,324)
                                                            ------------       ------------

  Net investment income ...............................       20,418,073         20,984,274
                                                            ------------       ------------

REALIZED AND UNREALIZED GAIN ON INVESTMENTS:
  Realized gain on securities sold ....................       50,083,274         41,188,153
  Unrealized appreciation of
    investments .......................................      230,091,545        125,001,022
                                                            ------------       ------------

  Realized and unrealized gain on investments                280,174,819        166,189,175
                                                            ------------       ------------

NET INCREASE IN NET ASSETS RESULTING
  FROM OPERATIONS .....................................     $300,592,892       $187,173,449
                                                            ============       ============



                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS


                                                                        (Unaudited)
                                                                     Three Months Ended
                                                                          June 30,
                                                                  1998                1997

OPERATIONS:
  Net investment income ..............................      $   10,184,148      $     8,818,700
  Realized gain on securities sold ...................          25,322,762           22,321,115
  Unrealized appreciation (depreciation) of
    investments ......................................         (79,461,488)         163,285,907
                                                            --------------      ---------------
  Net increase (decrease) in net assets resulting from
    operations .......................................         (43,954,578)         194,425,722

INCOME DISTRIBUTIONS TO HOLDERS (Note 3) .............         (10,088,526)         (10,699,621)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 217,841 and 340,403 units,
    respectively (Note 5) ............................         (29,897,422)         (29,997,759)
                                                            --------------      ---------------

NET INCREASE (DECREASE) IN NET ASSETS ................         (83,940,526)         153,728,342

NET ASSETS AT BEGINNING OF PERIOD ....................       2,039,108,504        1,263,103,772
                                                            --------------      ---------------

NET ASSETS AT END OF PERIOD ..........................      $1,955,167,978       $1,416,832,114
                                                            ==============       ==============

PER UNIT:
  Income distributions during period .................                $.71                 $.70
                                                                      ====                 ====

  Net asset value at end of period ...................             $139.24               $93.91
                                                                   =======               ======

UNITS OUTSTANDING AT END OF PERIOD ...................          14,041,318           15,087,610
                                                                ==========           ==========


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS


                                                                       (Unaudited)
                                                                     Six Months Ended
                                                                         June 30,
                                                                 1998                1997
OPERATIONS:
  Net investment income ..............................     $   20,418,073       $   20,984,274
  Realized gain on securities sold ...................         50,083,274           41,188,153
  Unrealized appreciation of
    investments ......................................        230,091,545          125,001,022
                                                           --------------       --------------

  Net increase in net assets resulting
    from operations ..................................        300,592,892          187,173,449

INCOME DISTRIBUTIONS TO HOLDERS (Note 3) .............        (20,252,616)         (21,507,333)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 464,077 and 638,443 units,
    respectively (Note 5) ............................        (60,406,392)         (55,628,297)
                                                           --------------       --------------

NET INCREASE IN NET ASSETS ...........................        219,933,884          110,037,819

NET ASSETS AT BEGINNING OF PERIOD ....................      1,735,234,094        1,306,794,295
                                                           --------------       --------------

NET ASSETS AT END OF PERIOD ..........................     $1,955,167,978       $1,416,832,114
                                                           ==============       ==============
PER UNIT:
  Income distributions during period .................              $1.41                $1.39
                                                                    =====                =====

  Net asset value at end of period ...................            $139.24               $93.91
                                                                  =======               ======

UNITS OUTSTANDING AT END OF PERIOD ...................         14,041,318           15,087,610
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

2.   MARKETABLE SECURITIES, AT JUNE 30, 1998 (UNAUDITED):

                                     Total                                Market
       Name of Issuer                Shares             Cost              Value

AT&T                                4,610,392       $ 56,946,734     $  263,368,643
Airtouch Communications             1,844,194         10,395,786        107,770,087
Ameritech Corp.                     5,532,508         30,068,713        248,271,296
Bell Atlantic Corporation           6,521,012         59,966,092        297,521,172
BellSouth Corporation               4,149,352         32,603,655        278,525,253
Lucent Technologies                 2,988,379         24,987,110        248,595,778
NCR Corporation                       288,205          3,127,907          9,366,663
SBC Communications Inc.             8,230,294         43,762,401        329,211,760
U.S. West Inc. (formerly
  U.S. West Communications)         1,894,557         16,139,955         89,044,220
Mediaone Group Inc.(formerly
  U.S. West Media Group)            1,844,194         10,181,435         81,029,274
                                                    ------------     --------------

                                                    $288,179,788     $1,952,704,146
                                                    ============     ==============


                   See Independent Accountants' Review Report.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


     MARKETABLE SECURITIES, AT DECEMBER 31, 1997:

                                                 Total                                         Market
   Name of Issuer                                Shares                 Cost                   Value

AT&T                                            4,762,732           $ 58,829,554           $  291,717,335
Airtouch Communications                         1,905,120             10,737,194               79,181,550
Ameritech Corp.                                 2,857,659             31,359,314              230,041,549
Bell Atlantic Corporation                       3,368,236             61,851,410              306,509,476
BellSouth Corporation                           4,286,460             34,504,478              241,381,279
Lucent Technologies                             1,543,554             25,524,130              123,291,376
NCR Corporation                                   297,713              3,179,421                8,280,143
SBC Communications Inc.                         4,251,128             45,168,484              311,395,126
U.S. West Inc.                                  1,905,120             16,263,966               85,968,540
U.S. West Media Group                           1,905,120             10,925,949               55,010,340
                                                                    ------------           --------------

                                                                    $298,343,900           $1,732,776,714
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

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         During the second quarter ended June 30, 1998, the Equity Income Fund, First Exchange Series - AT&T Shares (the "Fund") continued to hold securities of AT&T and each of the nine regional holding companies.

         The Fund had net investment income of approximately $10.2 million and net realized and unrealized loss on investments of approximately $54.1 million for the quarter ended June 30, 1998, causing a net decrease in net assets resulting from operations of approximately $44.0 million. In contrast, net investment income of approximately $8.8 million and net realized and unrealized gain on investments of approximately $185.6 million for the quarter ended June 30, 1997, resulted in a net increase in net assets resulting from operations of approximately $194.4 million. For the year ended December 31, 1997, net investment income of approximately $42.0 million and net realized and unrealized gain on investments of approximately $542.8 million resulted in a net increase in net assets resulting from operations of approximately $584.7 million.

         Income distributions during the second quarter of 1998 totalled $0.71 per Unit, compared with income distributions of $0.70 per Unit during the second quarter of 1997.

         As of the end of the second quarter of 1998, the per Unit net asset value of the fund had increased to $139.24 from its $93.91 level at the end of the second quarter of 1997, and decreased from its $143.00 level at the end of the first quarter of 1998. There was a decrease of 217,841 Units outstanding during the second quarter of 1998 due to redemptions, and there were 14,041,318 Units outstanding at the end of that quarter.

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

                                        THE EQUITY INCOME FUND, First Exchange
                                        Series - AT&T Shares


                                        THE BANK OF NEW YORK, Trustee


Dated:  August 13, 1998                 By /s/ Jeffrey Cohen
                                          ------------------------------
                                        Name:  Jeffrey Cohen
                                        Title: Vice President