Form 10-Q
period 1998-09-30
EQUITY INCOME FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 1998-11-16
CIK 718418

                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                                     September 30, 1998
       For Quarterly Period Ended ................................

                                001-08642
      Commission file number ......................................

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         (See pages 3-10 below.)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Sponsors, Trustee and Holders
  of The Equity Income Fund,
  First Exchange Series - AT&T Shares:

We have reviewed the accompanying statement of condition of The Equity Income Fund, First Exchange Series - AT&T Shares (the "Fund") as of September 30, 1998 and the related statements of operations and of changes in net assets for the three-month and nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Trustee.

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




November 2, 1998
                                     - 3 -

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION


                                                                (UNAUDITED)
                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                    1998           1997
TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    1997 cost - $298,343,900 .............................                    $1,732,776,714
    1998 cost - $283,896,433 .............................    $2,001,528,189
  Dividends receivable ...................................         3,142,203       3,286,297
  Cash ...................................................         2,735,842       2,564,043
                                                              --------------  --------------

            Total ........................................     2,007,406,234   1,738,627,054
                                                              --------------  --------------

LESS LIABILITIES:
  Distribution payable (Note 3) ..........................         3,335,565       3,387,399
  Accrued expenses .......................................            48,237           5,561
                                                              --------------  --------------

            Total ........................................         3,383,802       3,392,960
                                                              --------------  --------------

TOTAL TRUST PROPERTY .....................................    $2,004,022,432  $1,735,234,094
                                                              ==============  ==============

NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    1997 - 14,505,395 (Note 6) ...........................                    $1,732,733,426
    1998 - 13,868,886 (Note 6) ...........................    $2,001,499,675
  Undistributed net investment income ....................         2,522,757       2,500,668
                                                              --------------  --------------

NET ASSETS ...............................................    $2,004,022,432  $1,735,234,094
                                                              ==============  ==============
UNIT VALUE:
  1997 - $1,735,234,094 / 14,505,395 units ...............                           $119.63
  1998 - $2,004,022,432 / 13,868,886 units ...............           $144.50         =======
                                                                     =======

                See Independent Accountants' Review Report and
                        Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS


                                                                    (UNAUDITED)
                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                1998          1997

INVESTMENT INCOME:
  Dividend income .....................................     $ 10,202,631  $ 10,627,033
  Trustee's fees and expenses .........................          (58,730)      (86,897)
  Sponsors' fees ......................................          (42,664)       (4,407)
                                                            ------------  ------------

  Net investment income ...............................       10,101,237    10,535,729
                                                            ------------  ------------

REALIZED AND UNREALIZED GAIN ON INVESTMENTS:
  Realized gain on securities sold ....................       20,244,486    26,492,279
  Unrealized appreciation of investments ..............       53,107,399    65,718,092
                                                            ------------  ------------

  Realized and unrealized gain on investments .........       73,351,885    92,210,371
                                                            ------------  ------------

NET INCREASE IN NET ASSETS RESULTING FROM .............
  OPERATIONS ..........................................     $ 83,453,122  $102,746,100
                                                            ============  ============

                                                                    (UNAUDITED)
                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                1998          1997

INVESTMENT INCOME:
  Dividend income .....................................     $ 30,929,920  $ 31,833,294
  Trustee's fees and expenses .........................         (339,797)     (282,559)
  Sponsors' fees ......................................          (70,812)      (30,731)
                                                            ------------  ------------

  Net investment income ...............................       30,519,311    31,520,004
                                                            ------------  ------------

REALIZED AND UNREALIZED GAIN ON INVESTMENTS:
  Realized gain on securities sold ....................       70,327,760    67,680,432
  Unrealized appreciation of
    investments .......................................      283,198,944   190,719,114
                                                            ------------  ------------

  Realized and unrealized gain on investments .........      353,526,704   258,399,546
                                                            ------------  ------------

NET INCREASE IN NET ASSETS RESULTING
  FROM OPERATIONS .....................................     $384,046,015  $289,919,550
                                                            ============  ============

                See Independent Accountants' Review Report and
                        Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS


                                                                    (UNAUDITED)
                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                               1998            1997

OPERATIONS:
  Net investment income .............................    $   10,101,237  $   10,535,729
  Realized gain on securities sold ..................        20,244,486      26,492,279
  Unrealized appreciation of investments ............        53,107,399      65,718,092
                                                         --------------  --------------

  Net increase in net assets resulting from
    operations ......................................        83,453,122     102,746,100

INCOME DISTRIBUTIONS TO HOLDERS (Note 3) ............       (10,049,370)    (10,472,508)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 172,432 and 367,132 units,
    respectively (Note 5) ...........................       (24,549,298)    (34,748,980)
                                                         --------------  --------------

NET INCREASE IN NET ASSETS ..........................        48,854,454      57,524,612

NET ASSETS AT BEGINNING OF PERIOD ...................     1,955,167,978   1,416,832,114
                                                         --------------  --------------

NET ASSETS AT END OF PERIOD .........................    $2,004,022,432  $1,474,356,726
                                                         ==============  ==============

PER UNIT:
  Income distributions during period ................             $.720           $.703
                                                                  =====           =====

  Net asset value at end of period ..................           $144.50         $100.16
                                                                =======         =======

UNITS OUTSTANDING AT END OF PERIOD ..................        13,868,886      14,720,478
                                                             ==========      ==========

                See Independent Accountants' Review Report and
                        Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS


                                                                    (UNAUDITED)
                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                               1998            1997

OPERATIONS:
  Net investment income ..............................   $   30,519,311  $   31,520,004
  Realized gain on securities sold ...................       70,327,760      67,680,432
  Unrealized appreciation of investments .............      283,198,944     190,719,114
                                                         --------------  --------------
  Net increase in net assets resulting
    from operations ..................................      384,046,015     289,919,550

INCOME DISTRIBUTIONS TO HOLDERS (Note 3) .............      (30,301,986)    (31,979,841)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 636,509 and 1,005,575 units,
    respectively (Note 5) ............................      (84,955,691)    (90,377,278)
                                                         --------------  --------------

NET INCREASE IN NET ASSETS ...........................      268,788,338     167,562,431

NET ASSETS AT BEGINNING OF PERIOD ....................    1,735,234,094   1,306,794,295
                                                         --------------  --------------

NET ASSETS AT END OF PERIOD ..........................   $2,004,022,432  $1,474,356,726
                                                         ==============  ==============
PER UNIT:
  Income distributions during period .................            $2.13          $2.095
                                                                  =====          ======

  Net asset value at end of period ...................          $144.50         $100.16
                                                                =======         =======

UNITS OUTSTANDING AT END OF PERIOD ...................       13,868,886      14,720,478
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

2.   MARKETABLE SECURITIES, AT SEPTEMBER 30, 1998 (UNAUDITED):

                                       TOTAL                       MARKET
       NAME OF ISSUER                 SHARES         COST           VALUE
       AT&T                          4,553,706  $ 56,246,559   $  266,107,194
       Airtouch Communications       1,821,522    10,267,984      103,826,754
       Ameritech Corp.               5,464,481    29,698,067      258,879,787
       Bell Atlantic Corporation     6,440,831    58,491,761      311,977,752
       BellSouth Corporation         4,098,335    32,201,375      308,399,709
       Lucent Technologies           2,951,639    24,680,149      203,847,568
       Mediaone Group Inc.(formerly
         U.S. West Media Group)      1,821,522    10,056,085       80,943,884
       NCR Corporation                 284,668     3,089,602        8,184,205
       SBC Communications Inc.       8,129,094    43,223,111      361,236,615
       U.S. West Inc. (formerly      1,871,270    15,941,740       98,124,721
         U.S. West Communications)              ------------   --------------

                                                $283,896,433   $2,001,528,189
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


                  See Independent Accountants' Review Report.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       During the third quarter ended September 30, 1998, the Equity Income Fund, First Exchange Series - AT&T Shares (the "Fund") continued to hold securities of AT&T and each of the nine companies.

       The Fund had net investment income of approximately $10.1 million and net realized and unrealized gain on investments of approximately $73.4 million for the quarter ended September 30, 1998, causing a net increase in net assets resulting from operations of approximately $83.5 million. In contrast, net investment income of approximately $10.5 million and net realized and unrealized gain on investments of approximately $92.2 million for the quarter ended September 30, 1997, resulted in a net increase in net assets resulting from operations of approximately $102.7 million. For the year ended December 31, 1997, net investment income of approximately $42.0 million and net realized and unrealized gain on investments of approximately $542.8 million resulted in a net increase in net assets resulting from operations of approximately $584.7 million.

       Income distributions during the third quarter of 1998 totaled $0.72 per Unit, compared with income distributions of $0.70 per Unit during the third quarter of 1997.

       For the nine month period ended September 30, 1998, the Fund had net investment income of approximately $30.5 million and net realized and unrealized gain on investments of approximately $353.5 million resulting in a net increase in net assets resulting from operations of approximately $384.0 million, compared with net investment income of approximately $31.5 million and net realized and unrealized gain on investments of approximately $258.4 million resulting in a net increase in net assets resulting from operations of approximately $289.9 million for the nine month period ending September 30, 1997. Income distributions during the nine months ended September 30, 1998 totaled $2.130 per Unit compared with income distributions of $2.095 per Unit during the nine months ended September 30, 1997.

       As of the end of the third quarter of 1998, the per Unit net asset value of the fund had increased to $144.50 from its

$100.16 level at the end of the third quarter of 1997, and increased from its $139.24 level at the end of the second quarter of 1998. There was a decrease of 172,432 Units outstanding during the third quarter of 1998 due to redemptions, and there were 13,868,886 Units outstanding at the end of that quarter.

Year 2000 Problem

       The Fund's ability to perform properly is dependent upon The Bank of New York in its capacity as Trustee of the Trust, and the Depository Trust Company ("DTC") in its capacity as clearing agent.

       To the extent that there are any material Year 2000 issues or consequences for The Bank of New York in its capacity as Trustee of the Fund, those issues and consequences, if any, are addressed in The Bank of New York Company, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and Quarterly Report on Form 10-Q for the period ended September 30, 1998 (Commission File No. 1-6152).

       To the extent that there are any material Year 2000 issues or consequences for DTC, DTC has provided the following information:

       "DTC management is aware that some computer applications, systems, and the like for processing data ("Systems") that are dependent upon calendar dates, including dates before, on, and after January 1, 2000, may encounter "Year 2000 Problems." DTC has informed its Participants and other members of the financial community (the "Industry") that it believes that it has developed and is implementing a program so that its Systems, as the same relate to the timely payment of distributions (including principal and income payments) to securityholders, book-entry deliveries, and settlement of trades within DTC ("DTC Services"), will continue to function appropriately. This program includes a technical assessment and remediation plan, each of which is complete. Additionally, DTC's plan includes a testing phase which is expected to be completed within appropriate time frames."

       "However, DTC's ability to perform properly its services is also dependent upon other parties, including but not limited to issuers and their agents, as well as third-party vendors on whom DTC relies for information or the provision of services, including telecommunication and electrical utility service providers, among others. DTC has informed the Industry that it is contacting (and will continue to contact) third party vendors from whom DTC acquires services to: (i) impress upon them the importance of such services being Year 2000 compliant; and (ii) determine the extent of their efforts for Year 2000 remediation (and, as appropriate, testing) of their services. In addition, DTC is in the process of developing such contingency plans as it deems appropriate."

       "According to DTC, the foregoing information with respect to DTC has been provided to the Industry for informational purposes only and is not intended to serve as a representation, warranty, or contract modification of any kind."

       Although the Fund believes it is adequately addressing its Year 2000 issues, if the Fund were to encounter a material Year 2000 probelm, such problem could materially and adversely result in an interruption in, or a failure of, the Trustee's exercising its powers on behalf of the Fund.

       The information presented with respect to Year 2000 compliance is forward looking information. As such it is subject to risks and uncertainties that could cause actual results to differ materially from the projected results discussed in this report.

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

                   4.1.1 - Form of Certificate of Amendment to Trust Indenture dated August 8, 1983 (incorporated by reference to Registration Statement on Form 8-A of the Equity Income Fund, First Exchange Series - AT&T Shares, 1934
                   Act File No. 001-08642).

                   4.1.2 - Form of Standard Terms and Conditions of Trust effective January 1, 1983 (incorporated by reference to Exhibit 1.1.1 to the Registration Statement of The Equity Income Fund, First Exchange Series - AT&T
                   Shares, 1933 Act File No. 2-83192).

                   19 - Forms 10-Q and 10-K (incorporated by reference to such forms filed under The Equity Income Fund, First
                   Exchange Series - AT&T Shares, No. 001-08642).

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

                                                  THE EQUITY INCOME FUND, First
                                                  Exchange Series - AT&T Shares

                                                  By: THE BANK OF NEW YORK,
                                                      as Trustee


Dated:  November 13, 1998                         By /s/ Alfred Irving
                                                     ------------------------
                                                  Name:  Alfred Irving
                                                  Title: Vice President