Form 10-K405
period 1998-12-31
EQUITY INCOME FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 1999-03-26
CIK 718418

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended                                  December 31, 1998
 ...........................................................................

Commission file number                                 001-08642
 ...........................................................................

           The Equity Income Fund, First Exchange Series - AT&T Shares
 ...........................................................................
             (Exact name of registrant as specified in its charter)


          New York                                13-6824382
 ...........................................................................
(State or other jurisdiction                      (I.R.S. Employer
of incorporation)                                 Identification No.)

Merrill Lynch, Pierce, Fenner                     Prudential Securities
& Smith Incorporated                                Incorporated
P.O. Box 9051                                     One Seaport Plaza
Princeton, New Jersey  08543-9051                 199 Water Street
                                                  New York, New York  10292

Morgan Stanley Dean Witter                        Smith Barney Inc.
Two World Trade Center                            388 Greenwich Street
New York, New York  10048                         New York, New York  10013
 ...........................................................................
             (Addresses of principal executive offices of Sponsors)


         The Bank of New York, 101 Barclay Street, New York, N.Y. 10286
 ...........................................................................
               (Address of principal executive offices of Trustee)


                                 (212) 815-2887
 ...........................................................................
                (Trustee's telephone number, including area code)

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
                                             ---   ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .
                             ---

       The aggregate market value of units of beneficial interest held of record on the books of the Trustee by non-affiliates of the registrant as of February 26, 1999 was $2,523,670,115.96

       The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is not applicable.

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

     The following are the high and low sale prices of Units of the Fund during each quarter for the last two fiscal years in which the Units were traded on the American Stock Exchange, Inc., which was the principal exchange market for the
Units:

                                   HIGH SALE                LOW SALE
QUARTER ENDED                        PRICE                   PRICE
-------------                      ---------                --------
March 31, 1997                       89.750                  81.825
June 30, 1997                        95.262                  79.250
September 30, 1997                  100.000                  92.925
December 31, 1997                   120.125                 101.475

March 31, 1998                      144.875                 117.562
June 30, 1998                       146.250                 132.750
September 30, 1998                  150.500                 132.937
December 31, 1998                   200.000                 142.375


     (ii) HOLDERS

     There were 4,781 record holders of Units of the Fund on the books of the Trustee on February 26, 1999, eighty-seven and fifteen hundredths of a percent (87.15%) of such Units were held of record by Cede & Co., a nominee of the Depository Trust Company, for certain of its participants on that date.

     (iii) DIVIDENDS

     The following are the cash distributions which were paid to holders of Units of the Fund during the last two fiscal years:

DISTRIBUTION DATE 1997    RATE PER UNIT       TOTAL DISTRIBUTION
----------------------    -------------       ------------------
January 1, 1997              $ .229             $ 3,623,693.48
February 1, 1997               .231               3,632,133.81
March 1, 1997                  .231               3,596,267.37
April 1, 1997                  .231               3,579,311.04
May 1, 1997                    .233               3,591,628.13
June 1, 1997                   .233               3,565,001.12
July 1, 1997                   .233               3,542,990.78
August 1, 1997                 .235               3,543,449.85
September 1, 1997              .233               3,462,465.51
October 1, 1997                .235               3,466,592.63
November 1, 1997               .233               3,429,871.37
December 1, 1997               .233               3,413,966.79

     TOTALS                  $2.790             $42,447,371.88
                              -----              -------------

DISTRIBUTION DATE 1998    RATE PER UNIT       TOTAL DISTRIBUTION
----------------------    -------------       ------------------
January 1, 1998              $ .233             $ 3,387,399.44
February 1, 1998               .235               3,408,767.82
March 1, 1998                  .235               3,371,680.83
April 1, 1998                  .237               3,383,641.65
May 1, 1998                    .237               3,379,420.68
June 1, 1998                   .237               3,343,488.40
July 1, 1998                   .239               3,365,616.88
August 1, 1998                 .240               3,369,916.32
September 1, 1998              .240               3,343,889.52
October 1, 1998                .240               3,335,564.64
November 1, 1998               .240               3,321,332.64
December 1, 1998               .240               3,296,179.44

     TOTALS                  $2.853             $40,306,898.26
                              -----              -------------


(b) If required pursuant to Rule 463 of the Securities Act of 1933, furnish the information required by Item 701(f) of Regulation S-K.

     Not Applicable.

ITEM 6.     SELECTED FINANCIAL DATA.

                             SELECTED FINANCIAL DATA

          (in thousands except for outstanding Units and Per Unit Data)

                              1994         1995         1996        1997           1998
                              ----         ----         ----        ----           ----
Net investment
income                       $49,755      $46,316      $44,766     $41,961        $40,561

Net realized
And unrealized
Gain (loss)
on investments              $(65,659)    $406,598     $(91,579)   $542,775       $895,796

Net increase
(decrease) in net
assets resulting
from operations             $(15,904)    $452,914     $(46,813)   $584,736       $936,357

Income distri-
utions to
Unit holders                 $49,743      $47,658      $45,241     $42,211        $40,229

Net assets at
end of year               $1,138,226   $1,474,906   $1,306,794  $1,735,234     $2,513,292

Units outstand-
ing at end
of year                   17,701,839   16,670,493   15,726,053  14,505,395     13,657,832

Per Unit Data:
  Income distribu-
  tions during year            $2.73        $2.77        $2.79       $2.79          $2.85

  Net asset value
  at end of year              $64.30       $88.47       $83.10     $119.63        $184.02


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Fund, as a non-managed unit investment trust, has no officers or directors. The Trustees and Sponsors of the Fund are named in Item 1.

     The Fund had net investment income of $40.6 million and net realized and unrealized gain on investments of $895.8 million for the year 1998 as compared with net investment income of $42.0 million and net realized and unrealized gain on investments of $542.8 million for the year 1997 and net investment income of $44.8 million and net realized and unrealized loss on investments of $91.6 million for the year 1996.

     The net gain in net assets resulting from operations for the year 1998 was $936.4 million as compared to a net increase of $584.7 million for the year 1997 and a net decrease of $46.8 million for the year 1996. The increase in net assets resulting from operations of $936.4 million for the year 1998 was substantially the result of realized and unrealized gain on investments. The net increase in net assets resulting from operations of $584.7 for the year 1997 was also the result of realized and unrealized gain on investments.

     Income distributions accrued per Unit during each year amounted to $2.85 for the year ending December 31, 1998 as compared to $2.79 for the year ending December 31, 1997. The income distribution per Unit for the year ending December 31, 1996 was $2.79.

     The per Unit net asset value was $184.02 at December 31, 1998, $119.63 at December 31, 1997 and $83.10 at December 31, 1996. The per Unit net asset value increased $64.39 from 1997 to 1998 and increased $36.53 from 1996 to 1997.

     There were 13,657,832 Units outstanding as of December 31, 1998, 14,505,395 Units outstanding as of December 31, 1997 and 15,726,053 Units outstanding as of December 31, 1996. There was a decrease of 847,563 Units during fiscal year 1998, a decrease of 1,220,658 Units during fiscal year 1997 and decrease of 944,440 Units during fiscal year 1996 as a result of redemptions.

YEAR 2000 PROBLEM

     The Trustee has established a Year 2000 compliance program consisting of, among other things, updating major proprietary application systems and evaluating the Year 2000 compliance efforts of vendors of major vendor-supplied systems and certain other business partners. The Trustee believes that its Year 2000 compliance program is currently on schedule to meet the needs of its customers and the compliance deadlines defined by its regulators. As of December 31, 1998, testing and renovation of the proprietary application systems that the Trustee deems "mission critical" were substantially completed and these systems are currently being used by the Trustee. In addition, all vendor supplied software systems that the Trustee deems mission critical have been tested and, based upon such testing, the Trustee believes that such systems will not be adversely affected in a material way by the date change to the Year 2000.

     Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of suppliers, customers and other business partners, the Trustee is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Trustee and its ability to perform its obligations under the Trust Indenture. The Year 2000 compliance program is intended to reduce significantly the Trustee's level of uncertainty about the Year 2000 problem and, in particular, the Year 2000 compliance and readiness of the Trustee and its material business partners. The Trustee believes that, with completion of its Year 2000-compliance program as scheduled, the possibility of significant interruption of normal operations should be reduced. However, because of the unprecedented nature of the Year 2000 problem, there can be no certainty as to its impact.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK.

     Not Applicable

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See following pages 7 through 14.

ITEM 9.     CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.

     None.

INDEPENDENT ACCOUNTANTS' REPORT



The Sponsors, Trustee and Holders
  of The Equity Income Fund,
  First Exchange Series - AT&T Shares:

We have audited the accompanying statements of condition of The Equity Income Fund, First Exchange Series - AT&T Shares as of December 31, 1998 and 1997 and the related statements of operations and of changes in net assets for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Securities owned at December 31, 1998 and 1997 were confirmed to us by The Bank of New York, the Trustee. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Equity Income Fund, First Exchange Series - AT&T Shares at December 31, 1998 and 1997 and the results of its operations and changes in its net assets for the above-stated years in conformity with generally accepted accounting principles.




March 1, 1999

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION

                                                                         December 31,
                                                                    1998             1997
TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    1997 cost - $298,343,900                                                    $1,732,776,714
    1998 cost - $280,910,516                                  $2,510,764,391
  Dividends receivable                                             3,188,431         3,286,297
  Cash                                                             2,732,763         2,564,043

            Total                                              2,516,685,585     1,738,627,054

LESS LIABILITIES:
  Distribution payable (Note 3)                                    3,309,627         3,387,399
  Accrued expenses                                                    84,393             5,561

            Total                                                  3,394,020         3,392,960

TOTAL TRUST PROPERTY                                          $2,513,291,565    $1,735,234,094

NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    1997 - 14,505,395 (Note 6)                                                  $1,732,733,426
    1998 - 13,657,832 (Note 6)                                $2,510,730,037
  Undistributed net investment income                              2,561,528         2,500,668

NET ASSETS                                                    $2,513,291,565    $1,735,234,094

UNIT VALUE:
  1997 - $1,735,234,094/14,505,395 units                                               $119.63
  1998 - $2,513,291,565/13,657,832 units                             $184.02


                       See Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS

                                                          Years Ended December 31,
                                                      1998           1997           1996

INVESTMENT INCOME:
  Dividend income                               $ 41,091,956   $ 42,399,400   $ 45,286,433
  Trustee's fees and expenses                       (452,453)      (386,416)      (465,437)
  Sponsors' fees                                     (78,070)       (52,443)       (54,909)

  Net investment income                           40,561,433     41,960,541     44,766,087

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
  Realized gain on securities sold               100,374,644     86,260,735     53,301,227
  Unrealized appreciation (depreciation) of
    investments                                  795,421,062    456,514,395   (144,879,937)

  Net realized and unrealized gain (loss) on
    investments                                  895,795,706    542,775,130    (91,578,710)

NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS                     $936,357,139   $584,735,671   $(46,812,623)


                       See Notes to Financial Statements.

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS

                                                                Years Ended December 31,
                                                        1998               1997              1996
OPERATIONS:
  Net investment income                           $   40,561,433     $   41,960,541     $   44,766,087
  Realized gain on securities sold                   100,374,644         86,260,735         53,301,227
  Unrealized appreciation (depreciation) of
    investments                                      795,421,062        456,514,395       (144,879,937)

  Net increase (decrease) in net assets
    resulting from operations                        936,357,139        584,735,671        (46,812,623)

INCOME DISTRIBUTIONS TO HOLDERS (Note 3)             (40,229,125)       (42,211,078)       (45,241,306)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 847,563, 1,220,658 and
     944,440 units, respectively (Note 5)           (118,070,543)      (114,084,794)       (76,057,777)

NET INCREASE (DECREASE) IN NET ASSETS                778,057,471        428,439,799       (168,111,706)

NET ASSETS AT BEGINNING OF YEAR                    1,735,234,094      1,306,794,295      1,474,906,001

NET ASSETS AT END OF YEAR                         $2,513,291,565     $1,735,234,094     $1,306,794,295

PER UNIT:
  Income distributions during year                         $2.85              $2.79              $2.79

  Net asset value at end of year                         $184.02            $119.63             $83.10

UNITS OUTSTANDING AT END OF YEAR                      13,657,832         14,505,395         15,726,053


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

2.   MARKETABLE SECURITIES, AT DECEMBER 31, 1997:

                                          Total                           Market
       Name of Issuer                    Shares           Cost             Value
       AT&T                             4,762,732    $ 58,829,554    $  291,717,335
       Airtouch Communications          1,905,120      10,737,194        79,181,550
       Ameritech Corp.                  2,857,659      31,359,314       230,041,549
       Bell Atlantic Corporation        3,368,236      61,851,410       306,509,476
       BellSouth Corporation            4,286,460      34,504,478       241,381,279
       Lucent Technologies              1,543,554      25,524,130       123,291,376
       NCR Corp.                          297,713       3,179,421         8,280,143
       SBC Communications Inc.          4,251,128      45,168,484       311,395,126
       U.S. West Incorporated           1,905,120      16,263,966        85,968,540
       U.S. West Media Group            1,905,120      10,925,949        55,010,340

                                                     $298,343,900    $1,732,776,714

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


     MARKETABLE SECURITIES, AT DECEMBER 31, 1998:

                                          Total                       Market
       Name of Issuer                    Shares         Cost           Value
       AT&T                             4,484,416  $ 55,391,778  $  337,452,304
       Airtouch Communications          1,793,809    10,109,849     129,378,474
       Ameritech Corp.                  5,381,333    29,526,775     341,041,979
       Bell Atlantic Corporation        6,342,826    58,237,121     336,169,778
       BellSouth Corporation            8,071,942    32,488,131     402,588,107
       Lucent Technologies              2,906,729    24,032,761     319,740,190
       NCR Corp.                          280,342     2,993,908      11,704,279
       SBC Communications Inc.          8,005,395    42,528,895     429,289,307
       U.S. West Incorporated           1,842,800    15,698,478     119,090,950
       Mediaone Group                   1,793,809     9,902,820      84,309,023

                                                   $280,910,516  $2,510,764,391

3.   DISTRIBUTIONS

     Any monthly distributions to Holders, who have not elected to participate in the Fund's Reinvestment Plan, are made on or about the first day of each month. The income distribution payable at December 31, 1997 and 1998 to holders of record at December 15, 1997 and December 15, 1998 was at the rate of $.233 and $.242 per unit, respectively.

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

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


6.   NET CAPITAL

                                                             December 31,
                                                         1998             1997
       Cost at dates of deposit, including
         subsequent reinvested distributions,
         of remaining units outstanding            $  290,151,777    $  308,157,703

       Less sales charge                                4,352,273         4,622,362

       Net amount applicable to Holders               285,799,504       303,535,341
       Redemptions of units - net cost
         of units redeemed less redemption
         amounts                                     (650,990,278)     (550,927,021)
       Realized gain on securities sold               646,066,936       545,692,292
       Unrealized appreciation of
         investments                                2,229,853,875     1,434,432,814

       Net capital applicable to Holders           $2,510,730,037    $1,732,733,426

7.   INCOME TAXES

     All Fund items of income received, expenses paid, and realized gains and losses on securities sold are attributable to the Holders, on a pro rata basis, for Federal income tax purposes in accordance with the grantor trust rules of the United States Internal Revenue Code.

8.   QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

     A summary of the Fund's 1998 and 1997 quarterly results of operations, in thousands of dollars, is as follows:

Year Ended December 31, 1997

                                      For the Quarter Ended

                           March 31   June 30    September 30     December 31 1997      Total
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

THE EQUITY INCOME FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


Year Ended December 31, 1998

                                          For the Quarter Ended

                        March 31     June 30    September 30  December 31 1998       Total
Net investment
  income               $ 10,234     $ 10,184       $10,101       $ 10,042          $ 40,561

Net realized
  and unrealized
  gain (loss) on
  investments           334,314      (54,139)       73,352        542,269           895,796

Net increase
  (decrease)
  in net assets
  resulting from
  operations           $344,548     $(43,955)      $83,453       $552,311          $936,357

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K.

                                                            Page
a. 1.1 -    Statements of Condition as of
            December 31, 1997 and 1998 ......................... 8

   1.2 -    Statements of Operations for the years
            ended December 31, 1996, December 31, 1997
            and December 31, 1998 .............................. 9

   1.3 -    Statements of Changes in Net Assets for
            the years ended December 31, 1996,
            December 31, 1997 and December 31, 1998 ............ 10

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

 4.1.1 -    Form of Certificate of Amendment to Trust Indenture dated
            August 8, 1983 (incorporated by reference to Registration
            Statement on Form 8-A of The Equity Income Fund, First
            Exchange Series - AT&T Shares, 1934 Act File No. 001-08642)

 4.1.2 -    Form of Standard Terms and Conditions of Trust effective
            January 1, 1983 (incorporated by reference to Exhibit 1.1.1 to the Registration Statement of The Equity Income Fund, First
            Exchange Series - AT&T Shares, 1933 Act File No. 2-83192)

   9. -     None.

  11. -     Computation of per Unit earnings (See Statement of Changes in
            Net Assets, Item 1.3, above)

  13.1 - Form 10-Q, for the quarter ended March 31, 1997, incorporated by reference to 1934 Act File No. 001-08642.

  13.2 - Form 10-Q, for the quarter ended June 30, 1997, incorporated by reference to 1934 Act File No. 001-08642.

  13.3 - Form 10-Q, for the quarter ended September 30, 1997, incorporated by reference to 1934 Act File No. 001-08642.

  13.4 - Form 10-K for the fiscal year ended December 31, 1997, incorporated by reference to 1934 Act File No. 001-08642.

  13.5 - Form 10-Q for the quarter ended March 31, 1998, incorporated by reference to 1934 Act File No. 001-08642.

  13.6 - Form 10-Q for the quarter ended June 30, 1998, incorporated by reference to 1934 Act File No. 001-08642.

  13.7 - Form 10-Q for the quarter ended September 30, 1998, incorporated by reference to 1934 Act File No. 001-08642.

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

                                             The Equity Income Fund, First
                                             Exchange Series - AT&T Shares

                                                By:  The Bank of New York,
                                                    as Trustee

Date: March 24, 1999                            By:  /s/  Alfred Irving
                                                   ----------------------------
                                                   Name:  Alfred Irving
                                                   Title: Vice President