Form 10-Q
period 1999-03-31
EQUITY INCOME FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 1999-05-17
CIK 718418

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended March 31, 1999
                               --------------

                        Commission file number 001-08642
                                               ---------

         The Equity Investor Fund, First Exchange Series - AT&T Shares
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 New York                           13-6824382
--------------------------------------------------------------------------------
(State or Other Jurisdiction                 (I.R.S. Employee
of Incorporation or Organization)            Identification No.)

Merrill Lynch, Pierce, Fenner                 Prudential Securities
  & Smith Incorporated                          Incorporated
P.O. Box 9051                                 One Seaport Plaza
Princeton, New Jersey  08543                  199 Water Street
                                              New York, New York  10292

Morgan Stanley Dean Witter                    Smith Barney Inc.
Two World Trade Center                        388 Greenwich Street
New York, New York  10048                     New York, New York  10013
--------------------------------------------------------------------------------
             (Addresses of Principal Executive Offices of Sponsors)

The Bank of New York, 101 Barclay Street, New York, NY              10286
--------------------------------------------------------------------------------
(Addresses of Principal Executive Office of Trustee)             (Zip Code)

Trustee's Telephone Number, Including Area Code: (212) 815-2887
                                                 --------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

            (See pages 3-9 below.)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Sponsors, Trustee and Holders
  of The Equity Investor Fund,
  First Exchange Series - AT&T Shares:

We have reviewed the accompanying statement of condition of The Equity Investor Fund, First Exchange Series - AT&T Shares as of March 31, 1999 and the related statements of operations and of changes in net assets for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of condition of The Equity Investor Fund, First Exchange Series - AT&T Shares as of December 31, 1998, and the related statements of operations and of changes in net assets for the year then ended (not presented herein) and in our report dated March 1, 1999; we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of condition as of December 31, 1998 is fairly stated, in all material respects, in relation to the statement of condition from which it has been derived.

May 10, 1999

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION

                                                                (UNAUDITED)
                                                                 MARCH 31,        DECEMBER 31,
                                                                    1999             1998
TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    1998 cost - $280,910,516                                                    $2,510,764,391
    1999 cost - $277,869,505                                  $2,387,628,237
  Dividends receivable                                             1,463,869         3,188,431
  Cash                                                             2,727,193         2,732,763
  Prepaid expenses                                                    45,630
                                                              --------------     -------------
            Total                                              2,391,864,929     2,516,685,585
                                                              --------------     -------------
LESS LIABILITIES:
  Distribution payable (Note 3)                                    3,301,822         3,309,627
  Unit Redemptions Payable                                             2,699
  Accrued expenses                                                                      84,393
                                                              --------------     -------------
            Total                                                  3,304,521         3,394,020
                                                              --------------     -------------

TOTAL TRUST PROPERTY                                          $2,388,560,408    $2,513,291,565
                                                              ==============     =============

NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    1998 - 13,657,832 (Note 6)                                                  $2,510,730,037
    1999 - 13,509,927 (Note 6)                                $2,387,588,632
  Undistributed net investment income                                971,776         2,561,528
                                                              --------------     -------------

NET ASSETS                                                    $2,388,560,408    $2,513,291,565
                                                              ==============     =============

UNIT VALUE:
  1998 - $2,513,291,565 / 13,657,832 units                                             $184.02
  1999 - $2,388,560,408 / 13,509,927 units                           $176.80           =======
                                                                     =======

                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS

                                                                    (UNAUDITED)
                                                           THREE MONTHS ENDED MARCH 31,
                                                                1999           1998
INVESTMENT INCOME:
  Dividend income                                          $  8,412,172     $ 10,403,624
  Trustee's fees and expenses                                    (6,703)        (149,243)
  Sponsors' fees                                                 (4,353)         (20,456)
                                                           -------------    -------------
  Net investment income                                       8,401,116       10,233,925
                                                           -------------    -------------
REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
  Realized gain on securities sold                           24,899,254       24,760,512
  Unrealized (depreciation) appreciation of investments    (120,095,143)     309,553,033
                                                           -------------    -------------
  Net realized and unrealized (loss) gain on
    investments                                             (95,195,889)     334,313,545
                                                           -------------    -------------
NET (DECREASE) INCREASE IN NET ASSETS RESULTING
  FROM OPERATIONS                                          $(86,794,773)    $344,547,470
                                                           =============    =============


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS


                                                                    (UNAUDITED)
                                                           THREE MONTHS ENDED MARCH 31,
                                                                1999           1998
OPERATIONS:
  Net investment income                                  $    8,401,116   $   10,233,925
  Realized gain on securities sold                           24,899,254       24,760,512
  Unrealized (depreciation) appreciation of
    investments                                            (120,095,143)     309,553,033
                                                         ---------------  --------------
  Net (decrease) increase in net assets resulting
    from operations                                         (86,794,773)     344,547,470

INCOME DISTRIBUTIONS TO HOLDERS (Note 3)                     (9,944,433)     (10,164,090)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 147,905 and 246,236 units,
    respectively (Note 5)                                   (27,991,951)     (30,508,970)
                                                         ---------------  --------------

NET (DECREASE) INCREASE IN NET ASSETS                      (124,731,157)     303,874,410

NET ASSETS AT BEGINNING OF PERIOD                         2,513,291,565    1,735,234,094
                                                         ---------------  --------------

NET ASSETS AT END OF PERIOD                              $2,388,560,408   $2,039,108,504
                                                         ===============  ==============

PER UNIT:
  Income distributions during period                              $.732            $.707
                                                                  =====            =====

  Net asset value at end of period                              $176.80          $143.00
                                                                =======          =======

UNITS OUTSTANDING AT END OF PERIOD                           13,509,927       14,259,159
                                                             ===========      ==========


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

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

2.   MARKETABLE SECURITIES, AT MARCH 31, 1999 (UNAUDITED):

                                          TOTAL                       MARKET
       NAME OF ISSUER                    SHARES         COST           VALUE
       AT&T                             4,435,869  $ 54,792,123  $  354,037,795
       Airtouch Communications          1,774,392    10,000,415     171,450,627
       Ameritech Corp.                  5,323,075    29,207,120     308,072,966
       Bell Atlantic Corporation        6,274,158    57,606,641     324,295,542
       BellSouth Corporation            7,984,553    32,136,406     319,881,155
       Lucent Technologies              2,875,265    23,772,617     309,809,804
       NCR Corp.                          277,311     2,961,538      13,865,550
       SBC Communications Inc.          7,918,727    42,068,469     373,170,010
       U.S. West Communications         1,822,854    15,528,538     100,370,898
       MediaOne Group                   1,774,392     9,795,638     112,673,890
                                                   ------------  --------------
                                                   $277,869,505  $2,387,628,237
                                                   ============  ==============

                   See Independent Accountants' Review Report.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS

     MARKETABLE SECURITIES, AT DECEMBER 31, 1998:

                                          TOTAL                       MARKET
       NAME OF ISSUER                    SHARES         COST           VALUE
       AT&T                             4,484,416  $ 55,391,778  $  337,452,304
       Airtouch Communications          1,793,809    10,109,849     129,378,474
       Ameritech Corp.                  5,381,333    29,526,775     341,041,979
       Bell Atlantic Corporation        6,342,826    58,237,121     336,169,778
       BellSouth Corporation            8,071,942    32,488,131     402,588,107
       Lucent Technologies              2,906,729    24,032,761     319,740,190
       NCR Corp.                          280,342     2,993,908      11,704,279
       SBC Communications Inc.          8,005,395    42,528,895     429,289,307
       U.S. West Incorporated           1,842,800    15,698,478     119,090,950
       MediaOne Group                   1,793,809     9,902,820      84,309,023
                                                   ------------  --------------
                                                   $280,910,516  $2,510,764,391
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

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS

6.   INCOME TAXES

     All Fund items of income received, expenses paid, and realized gains and losses on securities sold are attributable to the Holders, on a pro rata basis, for Federal income tax purposes in accordance with the grantor trust rules of the United States Internal Revenue Code.

                   See Independent Accountants' Review Report.

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       During the first quarter ended March 31, 1999, The Equity Investor Fund, First Exchange Series - AT&T Shares (the "Fund") continued to hold securities of AT&T and each of the nine companies.

       The Fund had net investment income of approximately $8.4 million and net realized and unrealized loss on investments of approximately $95.2 million for the quarter ended March 31, 1999, causing a net decrease in net assets resulting from operations of approximately $86.8 million. In contrast, net investment income of approximately $10.2 million and net realized and unrealized gain on investments of approximately $334.3 million for the quarter ended March 31, 1998, resulted in a net increase in net assets resulting from operations of approximately $344.5 million. For the year ended December 31, 1998, net investment income of approximately $40.6 million and net realized and unrealized gain on investments of approximately $895.8 million resulted in a net increase in net assets resulting from operations of approximately $936.4 million.

       Income distributions during the first quarter of 1999 totaled $0.73 per Unit, compared with income distributions of $0.71 per Unit during the first quarter of 1998.

       As of the end of the first quarter of 1999, the per Unit net asset value of the fund had increased to $176.80 from its $143.00 level at the end of the first quarter of 1998, and decreased from its $184.02 level at the end of the fourth quarter of 1998.

       There was a decrease of 147,905 Units outstanding during the first quarter of 1999 due to redemptions, and there were 13,509,927 Units outstanding at the end of that quarter.

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

       Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of suppliers, customers and other business partners, the Trustee is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Trustee and its ability to perform its obligations under the Trust Indenture. The Year 2000 compliance program is intended to reduce significantly the Trustee's level of uncertainty about the Year 2000 problem and, in particular, the Year 2000 compliance and readiness of the Trustee and its material business partners. The Trustee believes that, with completion of its Year 2000 compliance program as scheduled, the possibility of significant interruption of normal operations should be reduced. However, because of the unprecedented nature of the Year 2000 problem, there can be no certainty as to its impact.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K.

     (a)    4.1 - Form of Trust Indenture (incorporated by reference to
            Exhibit 1.1 to the Registration Statement of The Equity Investor Fund, First Exchange Series - AT&T Shares, 1933 Act File No. 2-83192).

            4.1.1 - Form of Certificate of Amendment to Trust Indenture dated August 8, 1983 (incorporated by reference to Registration Statement on Form 8-A of The Equity Investor Fund, First Exchange Series - AT&T Shares, 1934 Act File No. 001-08642).

            4.1.2 - Form of Standard Terms and Conditions of Trust effective January 1, 1983 (incorporated by reference to Exhibit 1.1.1 to the Registration Statement of The Equity Investor Fund, First Exchange Series - AT&T Shares, 1933 Act File No. 2-83192).

            19 - Forms 10-Q and 10-K (incorporated by reference to such forms filed under The Equity Investor Fund, First Exchange Series - AT&T Shares, 1934 Act file No. 001-08642).

            23 - Consents (incorporated by reference to Registration Statement of The Equity Investor Fund, First Exchange Series - AT&T Shares, 1933 Act File No. 2-83192).

            27 - Financial Data Schedule.

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Trustee of the trust has duly caused this report to be signed on behalf of the trust by the undersigned thereto duly authorized.

                                               THE EQUITY INVESTOR FUND, First
                                               Exchange Series - AT&T Shares

                                               By: THE BANK OF NEW YORK,
                                                   as Trustee

                                               By: /s/ Alfred Irving
                                                  ----------------------
                                                  Alfred Irving
                                                  Vice President

Dated:  May 13, 1999