Form 10-Q
period 1999-06-30
EQUITY INCOME FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 1999-08-16
CIK 718418

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

                        Commission file number 001-08642
                                               ---------

          The Equity Investor Fund, First Exchange Series - AT&T Shares
        ----------------------------------------------------------------
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

ITEM 1     FINANCIAL STATEMENTS.

     (See pages 3-10 below.)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Sponsors, Trustee and Holders
  of The Equity Investor Fund,
  First Exchange Series - AT&T Shares:

We have reviewed the accompanying statement of condition of The Equity Investor Fund, First Exchange Series - AT&T Shares as of June 30, 1999 and the related statements of operations and of changes in net assets for the three-month and six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Trustee.

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




August 4, 1999

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION


                                                                (UNAUDITED)
                                                                  JUNE 30,        DECEMBER 31,
                                                                    1999             1998

TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    1998 cost - $280,910,516.............................                       $2,510,764,391
    1999 cost - $274,284,007.............................     $2,785,112,827
  Dividends receivable...................................          1,444,945         3,188,431
  Cash...................................................         18,544,201         2,732,763
                                                              --------------     -------------

            Total........................................      2,805,101,973     2,516,685,585
                                                              --------------     -------------

LESS LIABILITIES:
  Distribution payable (Note 3)..........................          3,288,018         3,309,627
  Accrued expenses.......................................                833            84,393
                                                              --------------     -------------

            Total........................................          3,288,851         3,394,020
                                                              --------------     -------------

TOTAL TRUST PROPERTY                                          $2,801,813,122    $2,513,291,565
                                                              ==============     =============

NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    1998 - 13,657,832 (Note 6)...........................                       $2,510,730,037
    1999 - 13,335,652 (Note 6)...........................     $2,800,863,132
  Undistributed net investment income....................            949,990         2,561,528
                                                              --------------     -------------

NET ASSETS...............................................     $2,801,813,122    $2,513,291,565
                                                              --------------     -------------

UNIT VALUE:
  1998 - $2,513,291,565 / 13,657,832 units...............                              $184.02
  1999 - $2,801,813,122 / 13,335,652 units...............            $210.10           =======
                                                                     -------


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS


                                                                       (UNAUDITED)
                                                               THREE MONTHS ENDED JUNE 30,
                                                                   1999           1998

INVESTMENT INCOME:
  Dividend income........................................     $ 10,087,382     $ 10,323,665
  Trustee's fees and expenses............................         (138,772)        (131,824)
  Sponsors' fees.........................................           (7,188)          (7,693)
                                                              ------------     ------------

  Net investment income..................................        9,941,422       10,184,148
                                                              ------------     ------------

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
  Realized gain on securities sold.......................       45,859,188       25,322,762
  Unrealized appreciation (depreciation) of investments..      401,070,088      (79,461,488)
                                                              ------------     ------------

  Net realized and unrealized gain (loss) on
    investments..........................................      446,929,276      (54,138,726)
                                                              ------------     ------------

NET INCREASE (DECREASE) IN NET ASSETS RESULTING
  FROM OPERATIONS........................................     $456,870,698     $(43,954,578)
                                                              ------------     ------------


                                                                       (UNAUDITED)
                                                                SIX MONTHS ENDED JUNE 30,
                                                                   1999           1998

INVESTMENT INCOME:
  Dividend income........................................     $ 18,499,554     $ 20,727,289
  Trustee's fees and expenses............................         (145,475)        (281,067)
  Sponsors' fees.........................................          (11,541)         (28,149)
                                                              ------------     ------------

  Net investment income..................................       18,342,538       20,418,073
                                                              ------------     ------------

REALIZED AND UNREALIZED GAIN ON INVESTMENTS:
  Realized gain on securities sold.......................       70,758,442       50,083,274
  Unrealized appreciation of investments.................      280,974,945      230,091,545
                                                              ------------     ------------

  Realized and unrealized gain on investments............      351,733,387      280,174,819
                                                              ------------     ------------

NET INCREASE IN NET ASSETS RESULTING
  FROM OPERATIONS........................................     $370,075,925     $300,592,892
                                                              ------------     ------------


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS


                                                                    (UNAUDITED)
                                                            THREE MONTHS ENDED JUNE 30,
                                                                1999           1998

OPERATIONS:
  Net investment income...............................   $    9,941,422   $   10,184,148
  Realized gain on securities sold....................       45,859,188       25,322,762
  Unrealized appreciation (depreciation) of
    investments.......................................      401,070,088      (79,461,488)
                                                         --------------   --------------

  Net increase (decrease) in net assets resulting
    from operations...................................      456,870,698      (43,954,578)

INCOME DISTRIBUTIONS TO HOLDERS (Note 3)..............       (9,913,875)     (10,088,526)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 174,275 and 217,841 units,
    respectively (Note 5).............................      (33,704,109)     (29,897,422)
                                                         --------------   --------------

NET INCREASE (DECREASE) IN NET ASSETS.................      413,252,714      (83,940,526)

NET ASSETS AT BEGINNING OF PERIOD.....................    2,388,560,408    2,039,108,504
                                                         --------------   --------------

NET ASSETS AT END OF PERIOD...........................   $2,801,813,122   $1,955,167,978
                                                         ==============   ==============

PER UNIT:
  Income distributions during period..................            $.738             $.71
                                                                  -----             ----

  Net asset value at end of period....................          $210.10          $139.24
                                                                =======          =======

UNITS OUTSTANDING AT END OF PERIOD....................       13,335,652       14,041,318
                                                             ==========       ==========


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS


                                                                      (UNAUDITED)
                                                               SIX MONTHS ENDED JUNE 30,
                                                                  1999           1998

OPERATIONS:
  Net investment income................................    $   18,342,538   $   20,418,073
  Realized gain on securities sold.....................        70,758,442       50,083,274
  Unrealized appreciation of investments...............       280,974,945      230,091,545
                                                           --------------   --------------

  Net increase in net assets resulting
    from operations....................................       370,075,925      300,592,892

INCOME DISTRIBUTIONS TO HOLDERS (Note 3)...............       (19,858,308)     (20,252,616)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 322,180 and 464,077 units,
    respectively (Note 5)..............................       (61,696,060)     (60,406,392)
                                                           --------------   --------------

NET INCREASE IN NET ASSETS.............................       288,521,557      219,933,884

NET ASSETS AT BEGINNING OF PERIOD......................     2,513,291,565    1,735,234,094
                                                           --------------   --------------

NET ASSETS AT END OF PERIOD............................    $2,801,813,122   $1,955,167,978
                                                           --------------   --------------

PER UNIT:
  Income distributions during period...................             $1.47            $1.41
                                                                    =====            =====

  Net asset value at end of period.....................           $210.10          $139.24
                                                                  =======          =======

UNITS OUTSTANDING AT END OF PERIOD.....................        13,335,652       14,041,318
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

2.   MARKETABLE SECURITIES, AT JUNE 30, 1999 (UNAUDITED):

                                          TOTAL                       MARKET
       NAME OF ISSUER                    SHARES         COST           VALUE

       AT&T                             6,567,933  $ 54,085,232  $  366,572,761
       Ameritech Corp.                  5,254,379    28,829,979     386,196,857
       Bell Atlantic Corporation        6,193,185    56,863,309     404,879,469
       BellSouth Corporation            7,881,501    31,722,137     369,445,359
       Lucent Technologies              5,676,316    23,465,377     382,796,560
       NCR Corp.                          273,740     2,923,400      13,361,934
       SBC Communications Inc.          7,816,527    41,525,787     453,358,566
       U.S. West Communications         1,799,335    15,328,171     105,710,931
       MediaOne Group                   1,751,499     9,669,250     130,267,738
       Vodafone Airtouch                  875,749     9,871,365     172,522,652
                                                   ------------  --------------

                                                   $274,284,007  $2,785,112,827
                                                   ============  ==============

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

ITEM 2 TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         During the second quarter ended June 30, 1999, The Equity Investor Fund, First Exchange Series - AT&T Shares (the "Fund") continued to hold securities of AT&T and each of the nine companies.

         The Fund had net investment income of approximately $9.9 million and net realized and unrealized gain on investments of approximately $446.9 million for the quarter ended June 30, 1999, causing a net increase in net assets resulting from operations of approximately $456.9 million. In contrast, net investment income of approximately $10.2 million and net realized and unrealized loss on investments of approximately $54.1 million for the quarter ended June 30, 1998, resulted in a net decrease in net assets resulting from operations of approximately $44.0 million. For the year ended December 31, 1998, net investment income of approximately $40.6 million and net realized and unrealized gain on investments of approximately $895.8 million resulted in a net increase in net assets resulting from operations of approximately $936.4 million.

         Income distributions during the second quarter of 1999 totaled $0.74 per Unit, compared with income distributions of $0.71 per Unit during the second quarter of 1998.

         As of the end of the second quarter of 1999, the per Unit net asset value of the fund had increased to $210.10 from its $139.24 level at the end of the second quarter of 1998, and increased from its $176.80 level at the end of the first quarter of 1999.

         There was a decrease of 174,275 Units outstanding during the second quarter of 1999 due to redemptions, and there were 13,335,652 Units outstanding at the end of that quarter.

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

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.


                                    PART II
                               OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS.

     None.


ITEM 2        CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.


ITEM 3        DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


ITEM 5        OTHER INFORMATION.

     None.


ITEM 6        EXHIBITS AND REPORTS ON 8-K.

     (a)      (4.1 - Form of Trust Indenture (incorporated by reference to
              Exhibit 1.1 to the Registration Statement of The Equity Investor Fund, First Exchange Series - AT&T Shares, 1933 Act File No. 2-83192).

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

                                            THE EQUITY INVESTOR FUND, First
                                            Exchange Series - AT&T Shares


                                            By:      THE BANK OF NEW YORK,
                                                     as Trustee


                                            By:      /s/ Steven P. Farlese
                                                     ----------------------
                                                     Steven P. Farlese
                                                     Vice President

Dated:  August 16, 1999