Form 10-Q
period 1999-09-30
EQUITY INCOME FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 1999-11-15
CIK 718418

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

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

Merrill Lynch, Pierce, Fenner                           Prudential Securities
  & Smith Incorporated                                    Incorporated
P.O. Box 9051                                           One Seaport Plaza
Princeton, New Jersey  08543                            199 Water Street
                                                        New York, New York 10292

Morgan Stanley Dean Witter                              Smith Barney Inc.
Two World Trade Center                                  388 Greenwich Street
New York, New York  10048                               New York, New York 10013
--------------------------------------------------------------------------------
             (Addresses of Principal Executive Offices of Sponsors)

          The Bank of New York, 101 Barclay Street, New York, NY         10286
--------------------------------------------------------------------------------
(Addresses of Principal Executive Office of Trustee)                  (Zip Code)

Trustee's Telephone Number, Including Area Code:       (212) 815-2887
                                                 -------------------------------

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Sponsors, Trustee and Holders
  of The Equity Investor Fund,
  First Exchange Series - AT&T Shares:

We have reviewed the accompanying statement of condition of The Equity Investor Fund, First Exchange Series - AT&T Shares as of September 30, 1999 and the related statements of operations and of changes in net assets for the three-month and nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Trustee.

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


November 8, 1999

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION


                                                                (UNAUDITED)
                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                    1999             1998

TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    1998 cost - $280,910,516                                                    $2,510,764,391
    1999 cost - $271,252,474                                  $2,588,308,297
  Dividends receivable                                             4,970,645         3,188,431
  Cash                                                             3,037,970         2,732,763
                                                              --------------    --------------

            Total                                              2,596,316,912     2,516,685,585
                                                              --------------    --------------

LESS LIABILITIES:
  Distribution payable (Note 3)                                    3,330,190         3,309,627
  Accrued expenses                                                    74,821            84,393
                                                              --------------    --------------

            Total                                                  3,405,011         3,394,020
                                                              --------------    --------------

TOTAL TRUST PROPERTY                                          $2,592,911,901    $2,513,291,565
                                                              ==============    ==============

NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    1998 - 13,657,832 (Note 6)                                                  $2,510,730,037
    1999 - 13,188,241 (Note 6)                                $2,588,315,956
  Undistributed net investment income                              4,595,945         2,561,528
                                                              ==============    ==============

NET ASSETS                                                    $2,592,911,901    $2,513,291,565
                                                              ==============    ==============

UNIT VALUE:
  1998 - $2,513,291,565 / 13,657,832 units                                             $184.02
                                                                                       -------
  1999 - $2,592,911,901 / 13,188,241 units                           $196.61
                                                                     -------


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS


                                                                    (UNAUDITED)
                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                1999           1998

INVESTMENT INCOME:
  Dividend income                                         $  13,888,455     $ 10,202,631
  Trustee's fees and expenses                                  (150,537)         (58,730
  Sponsors' fees                                                 (7,338)         (42,664)
                                                          -------------     ------------

  Net investment income                                      13,730,580       10,101,237
                                                          -------------     ------------

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
  Realized gain on securities sold                           27,016,598       20,244,486
  Unrealized (depreciation) appreciation of investments    (193,772,997)      53,107,399
                                                          -------------     ------------

  Net realized and unrealized (loss) gain on
    investments                                            (166,756,399)      73,351,885
                                                          -------------     ------------

NET (DECREASE) INCREASE IN NET ASSETS RESULTING
  FROM OPERATIONS                                         $(153,025,819)    $ 83,453,122
                                                          =============     ============

                                                                    (UNAUDITED)
                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                1999           1998

INVESTMENT INCOME:
  Dividend income                                         $  32,388,009     $ 30,929,920
  Trustee's fees and expenses                                  (296,012)        (339,797)
  Sponsors' fees                                                (18,879)         (70,812)
                                                          -------------     ------------

  Net investment income                                      32,073,118       30,519,311
                                                          -------------     ------------

REALIZED AND UNREALIZED GAIN ON INVESTMENTS:
  Realized gain on securities sold                           97,775,040       70,327,760
  Unrealized appreciation of investments                     87,201,948      283,198,944
                                                          -------------     ------------

  Realized and unrealized gain on investments               184,976,988      353,526,704
                                                          -------------     ------------

NET INCREASE IN NET ASSETS RESULTING
  FROM OPERATIONS                                         $ 217,050,106     $384,046,015
                                                          =============     ============


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS


                                                                    (UNAUDITED)
                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                1999           1998

OPERATIONS:
  Net investment income                                  $   13,730,580   $   10,101,237
  Realized gain on securities sold                           27,016,598       20,244,486
  Unrealized (depreciation) appreciation of
    investments                                            (193,772,997)      53,107,399
                                                         --------------   --------------

  Net (decrease) increase in net assets resulting
    from operations                                        (153,025,819)      83,453,122
                                                         --------------   --------------

DISTRIBUTIONS TO HOLDERS (Note 3):

  Income                                                    (10,032,688)     (10,049,370)
  Principal                                                 (15,749,174)            -
                                                         --------------   --------------

  Total distributions                                       (25,781,862)     (10,049,370)
                                                         --------------   --------------

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 147,411 and 172,432 units,
    respectively (Note 5)                                   (30,093,540)     (24,549,298)
                                                         --------------   --------------

NET DECREASE IN NET ASSETS                                 (208,901,221)     (48,854,454)

NET ASSETS AT BEGINNING OF PERIOD                         2,801,813,122    1,955,167,978
                                                         --------------   --------------

NET ASSETS AT END OF PERIOD                              $2,592,911,901   $2,004,022,432
                                                         ==============   ==============

PER UNIT:
  Income distributions during period                               $.76             $.72
                                                                   ----             ----

  Principal distributions during period                           $1.18
                                                                  =====

  Net asset value at end of period                              $196.61          $144.50
                                                                =======          =======

UNITS OUTSTANDING AT END OF PERIOD                           13,188,241       13,868,886
                                                             ----------       ----------


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS


                                                                    (UNAUDITED)
                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                1999           1998

OPERATIONS:
  Net investment income                                  $   32,073,118   $   30,519,311
  Realized gain on securities sold                           97,775,040       70,327,760
  Unrealized appreciation of investments                     87,201,948      283,198,944
                                                         --------------   --------------

  Net increase in net assets resulting
    from operations                                         217,050,106      384,046,015
                                                         --------------   --------------

DISTRIBUTIONS TO HOLDERS (Note 3):
  Income                                                    (29,890,996)     (30,301,986)
  Principal                                                 (15,749,174)            -
                                                         --------------   --------------

  Total distributions                                       (45,640,170)     (30,301,986)
                                                         --------------   --------------

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 469,591 and 636,509 units,
    respectively (Note 5)                                   (91,789,600)     (84,955,691)
                                                         --------------   --------------

NET INCREASE IN NET ASSETS                                   79,620,336      268,788,338

NET ASSETS AT BEGINNING OF PERIOD                         2,513,291,565    1,735,234,094
                                                         --------------   --------------

NET ASSETS AT END OF PERIOD                              $2,592,911,901   $2,004,022,432
                                                         ==============   ==============

PER UNIT:
  Income distributions during period                              $2.23            $2.13
                                                                  =====            =====

  Principal distributions during period                           $1.18
                                                                  -----

  Net asset value at end of period                              $196.61          $144.50
                                                                -------          -------

UNITS OUTSTANDING AT END OF PERIOD                           13,188,241       13,868,886
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

2.     MARKETABLE SECURITIES, AT SEPTEMBER 30, 1999 (UNAUDITED):

                                          TOTAL                         MARKET
       NAME OF ISSUER                    SHARES          COST            VALUE

       AT&T                             6,495,306   $ 53,487,512   $  282,545,811
       Ameritech Corp.                  5,196,281     28,511,021      349,125,130
       Bell Atlantic Corporation        6,124,702     56,234,635      412,269,003
       BellSouth Corporation            7,794,342     31,371,758      350,745,390
       Lucent Technologies              5,613,549     23,206,149      364,178,991
       NCR Corp.                          270,722      2,891,168        8,950,746
       SBC Communications Inc.          7,730,089     41,066,801      394,717,670
       U.S. West Communications         1,779,445     15,158,708      101,539,580
       MediaOne Group                   1,732,141      9,562,394      118,326,882
       Vodafone Airtouch                  866,074      9,762,328      205,909,094
                                                    ------------   --------------

                                                    $271,252,474   $2,588,308,297
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


                   See Independent Accountants' Review Report.

ITEM 2 TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       During the third quarter ended September 30, 1999, The Equity Investor Fund, First Exchange Series - AT&T Shares (the "Fund") continued to hold securities of AT&T and each of the nine companies.

       The Fund had net investment income of approximately $13.7 million and net realized and unrealized loss on investments of approximately $166.8 million for the quarter ended September 30, 1999, causing a net decrease in net assets resulting from operations of approximately $153.0 million. In contrast, net investment income of approximately $10.1 million and net realized and unrealized gain on investments of approximately $73.4 million for the quarter ended September 30, 1998, resulted in a net increase in net assets resulting from operations of approximately $83.5 million. For the year ended December 31, 1998, net investment income of approximately $40.6 million and net realized and unrealized gain on investments of approximately $895.8 million resulted in a net increase in net assets resulting from operations of approximately $936.4 million.

       Income distributions during the third quarter of 1999 totaled $0.76 per Unit, compared with income distributions of $0.72 per Unit during the third quarter of 1998.

       There was also a $1.18 per Unit principal distribution during the three and ninth months ended September 30, 1999. No such principal distribution occurred in the respective periods of 1998.

       For the nine month period ended September 30, 1999, the Fund had net investment income of approximately $32.1 million and net realized and unrealized gain on investments of approximately $185.0 million resulting in a net increase in net assets resulting from operations of approximately $217.1 million, compared with net investment income of approximately $30.5 million and net realized and unrealized gain on investments of approximately $353.5 million resulting in a net increase in net assets resulting from operations of approximately $384.0 million for the nine month period ending September 30, 1998. Income distributions during the nine months ended September 30, 1999 totaled $2.23 per Unit compared with income distributions of $2.13 per Unit during the nine months ended September 30, 1998.

       As of the end of the third quarter of 1999, the per Unit net asset value of the fund had increased to $196.61 from its $144.50 level at the end of the third quarter of 1998, and decreased from its $210.10 level at the end of the second quarter of 1999. There was a decrease of 147,411 Units outstanding during the third quarter of 1999 due to redemptions, and there were 13,188,241 Units outstanding at the end of that quarter.

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

              27 - Financial Data Schedule.

       (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

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


Dated:  November 12, 1999