Form 10-K405
period 1999-12-31
EQUITY INCOME FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 2000-03-29
CIK 718418

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended                                     December 31, 1999
 ................................................................................

Commission file number                                    001-08642
 ................................................................................

          The Equity Investor Fund, First Exchange Series - AT&T Shares

 ................................................................................
             (Exact name of registrant as specified in its charter)

       New York                                        13-6824382
 ................................................................................

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

                                 (212) 815-2887
 ................................................................................
                (Trustee's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                  ON WHICH REGISTERED
-------------------                                  ---------------------

Units of Beneficial Interest                         American Stock
  in The Equity Investor Fund,                           Exchange, Inc.
  First Exchange Series -
  AT&T Shares                                        Pacific Stock Exchange,
                                                         Incorporated

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
                                              ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X.
           ---
     The aggregate market value of units of beneficial interest held of record on the books of the Trustee by non-affiliates of the registrant as of February 29, 2000 was $2,288,719,509.44

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is not applicable.

                                     PART I

ITEM 1.  BUSINESS.

     The Equity Investor Fund, First Exchange Series - AT&T Shares (the "Fund") was formed in 1983 as a unit investment trust under New York law and in accordance with the Investment Company Act of 1940 by a trust indenture among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Dean Witter, Prudential Securities Incorporated and Smith Barney Inc. as Sponsors and The Bank of New York as Trustee.

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

    The following are the high and low sale prices of Units of the Fund during each quarter for the last two fiscal years in which the Units were traded on the American Stock Exchange, Inc., which was the principal exchange market for the
Units:

                                    HIGH SALE       LOW SALE
QUARTER ENDED                        PRICE           PRICE
-------------                       ---------       ---------
March 31, 1998                     $144.875         $117.562
June 30, 1998                       146.250          132.750
September 30, 1998                  150.500          132.937
December 31, 1998                   200.000          142.375

March 31, 1999                     $202.875         $177.250
June 30, 1999                       210.000          180.625
September 30, 1999                  300.000          189.000
December 31, 1999                   300.000          195.000


    (ii) HOLDERS

    There were 4,430 record holders of Units of the Fund on the books of the Trustee on February 29, 2000, eighty-seven and ninety-eight hundredths of a percent (87.98%) of such Units were held of record by Cede & Co., a nominee of the Depository Trust Company, for certain of its participants on that date.

    (iii) DIVIDENDS

    The following are the cash distributions which were paid to holders of Units of the Fund during the last two fiscal years:

DISTRIBUTION DATE 1998    RATE PER UNIT        TOTAL DISTRIBUTION
----------------------    -------------        ------------------
January 1, 1998               $ .233             $ 3,387,399.44
February 1, 1998                .235               3,408,767.82
March 1, 1998                   .235               3,371,680.83
April 1, 1998                   .237               3,383,641.65
May 1, 1998                     .237               3,379,420.68
June 1, 1998                    .237               3,343,488.40
July 1, 1998                    .239               3,365,616.88
August 1, 1998                  .240               3,369,916.32
September 1, 1998               .240               3,343,889.52
October 1, 1998                 .240               3,335,564.64
November 1, 1998                .240               3,321,332.64
December 1, 1998                .240               3,296,179.44

     TOTALS                   $2.853             $40,306,898.26
                               -----              -------------


DISTRIBUTION DATE 1999    RATE PER UNIT       TOTAL DISTRIBUTION
----------------------    -------------       ------------------
January 1, 1999               $ .242            $  3,309,627.33
February 1, 1999                .244               3,332,511.01
March 1, 1999                   .244               3,310,099.61
April 1, 1999                   .244               3,301,821.91
May 1, 1999                     .246               3,323,298.13
June 1, 1999                    .246               3,302,559.35
July 1, 1999                    .246               3,288,017.55
August 1, 1999                  .252               3,360,534.91
September 1, 1999               .252               3,341,963.02
October 1, 1999                 .252               3,330,190.33
November 1, 1999                .253               3,335,844.22
December 1, 1999                .252               3,304,424.34

     TOTALS                   $2.973             $39,840,891.71
                               -----              -------------


(b) If required pursuant to Rule 463 of the Securities Act of 1933, furnish the information required by Item 701(f) of Regulation S-K.

     Not Applicable.

 ITEM 6.  SELECTED FINANCIAL DATA.

                             SELECTED FINANCIAL DATA
          (in thousands except for outstanding Units and Per Unit Data)

                             1995         1996         1997          1998         1999
                             ----         ----         ----          ----         ----
Net investment
income                     $46,316       $44,766      $41,961        $40,561     $38,581

Net realized
And unrealized
Gain (loss)
on investments            $406,598      $(91,579)    $542,775       $895,796    $283,141

Net increase
(decrease) in net
assets resulting
from operations           $452,914      $(46,813)    $584,736       $936,357    $321,722

Total distribu-
tions to
Unit holders               $47,658       $45,241      $42,211        $40,229     $55,569

Net assets at
end of year             $1,474,906    $1,306,794   $1,735,234     $2,513,292  $2,653,576

Units outstand-
ing at end
of year                 16,670,493    15,726,053   14,505,395     13,657,832  13,016,125

Per Unit Data:
  Income distribu-
  tions during year          $2.77         $2.79        $2.79          $2.85       $2.99

  Principal distri-
  butions during
  year                       $0.00         $0.00        $0.00          $0.00       $1.18

  Net asset value
  at end of year            $88.47        $83.10      $119.63        $184.02     $203.87


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The Fund, as a non-managed unit investment trust, has no officers or directors. The Trustees and Sponsors of the Fund are named in Item 1.

    The Fund had net investment income of $38.6 million and net realized and unrealized gain on investments of $283.1 million for the year 1999 as compared with net investment income of $40.6 million and net realized and unrealized gain on investments of $895.8 million for the year 1998 and net investment income of $42.0 million and net realized and unrealized gain on investments of $542.8 million for the year 1997.

    The net increase in net assets resulting from operations for the year 1999 was $321.7 million as compared to a net increase of $936.4 million for the year 1998 and a net increase of $584.7 million for the year 1997. The increase in net assets resulting from operations of $321.7 million for the year 1999 was substantially the result of realized and unrealized gain on investments. The net increase in net assets resulting from operations of $936.4 for the year 1998 was also the result of realized and unrealized gain on investments.

    Income distributions accrued per Unit during each year amounted to $2.99 for the year ending December 31, 1999 as compared to $2.85 for the year ending December 31, 1998. The income distribution per Unit for the year ending December 31, 1997 was $2.79.

    Principal distributions accrued per Unit during the year ended December 31, 1999 amounted to $1.18. No such principal distribution occurred in the respective periods for 1998 and 1997.

    The per Unit net asset value was $203.87 at December 31, 1999, $184.02 at December 31, 1998 and $119.63 at December 31, 1997. The per Unit net asset value increased $19.85 from 1998 to 1999 and increased $64.39 from 1997 to 1998.

    There were 13,016,125 Units outstanding as of December 31, 1999, 13,657,832 Units outstanding as of December 31, 1998 and 14,505,395 Units outstanding as of December 31, 1997. There was a decrease of 641,707 Units during fiscal year 1999, a decrease of 847,563 Units during fiscal year 1998 and decrease of 1,220,658 Units during fiscal year 1997 as a result of redemptions.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

INDEPENDENT ACCOUNTANTS' REPORT

The Sponsors, Trustee and Holders
  of The Equity Investor Fund,
  First Exchange Series - AT&T Shares:

We have audited the accompanying statements of condition of The Equity Investor Fund, First Exchange Series - AT&T Shares as of December 31, 1999 and 1998 and the related statements of operations and of changes in net assets for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Securities owned at December 31, 1999 and 1998 were confirmed to us by The Bank of New York, the Trustee. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Equity Investor Fund, First Exchange Series - AT&T Shares at December 31, 1999 and 1998 and the results of its operations and changes in its net assets for the above-stated years in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
New York, N.Y.

March 7, 2000

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION


                                                                         DECEMBER 31,
                                                                    1999             1998

TRUST PROPERTY:
  Investment in marketable securities - at market value
   (Notes 1 and 2):
   1998 cost - $280,910,516 ........................                            $2,510,764,391
   1999 cost - $267,206,552 ........................          $2,652,463,693
  Dividends receivable .............................               1,863,433         3,188,431
  Cash .............................................               2,751,838         2,732,763
                                                           -----------------       ------------

            Total ..................................           2,657,078,964     2,516,685,585
                                                            -----------------    -------------
LESS LIABILITIES:
  Distribution payable (Note 3) ....................               3,288,178         3,309,627
  Redemption payable ...............................                  20,719
  Accrued expenses .................................                 193,792            84,393
                                                            ----------------    ---------------
            Total ..................................               3,502,689         3,394,020

TOTAL TRUST PROPERTY ...............................          $2,653,576,275    $2,513,291,565
                                                            ================    ===============
NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    1998 - 13,657,832 (Note 6) .....................                            $2,510,730,037
    1999 - 13,016,125 (Note 6) .....................          $2,652,447,665
  Undistributed net investment income ..............               1,128,610         2,561,528
                                                            ----------------    ---------------
NET ASSETS .........................................          $2,653,576,275    $2,513,291,565
                                                            ================    ===============
UNIT VALUE:
  1998 - $2,513,291,565/13,657,832 units ...........                                   $184.02
                                                                                       --------
  1999 - $2,653,576,275/13,016,125 units ...........                 $203.87
                                                                    ========


                        See Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS


                                                         YEARS ENDED DECEMBER 31,
                                                    1999           1998           1997

INVESTMENT INCOME:
  Dividend income ......................        $ 39,152,924   $ 41,091,956   $ 42,399,400
  Trustee's fees and expenses ..........            (547,080)      (452,453)      (386,416)
  Sponsors' fees .......................             (24,515)       (78,070)       (52,443)
                                                ------------   -------------  -------------

  Net investment income ................          38,581,329     40,561,433     41,960,541
                                                ------------   -------------  -------------
REALIZED AND UNREALIZED GAIN ON
  INVESTMENTS:
  Realized gain on securities sold .....         127,737,243    100,374,644     86,260,735
  Unrealized appreciation of
    investments ........................         155,403,265    795,421,062    456,514,395
                                                ------------   -------------  -------------
  Net realized and unrealized gain on
    investments ........................         283,140,508    895,795,706    542,775,130
                                                ------------   -------------  -------------
NET INCREASE IN NET ASSETS
  RESULTING FROM OPERATIONS ............        $321,721,837   $936,357,139   $584,735,671
                                                ============   =============  =============


                        See Notes to Financial Statements.

THE EQUITY INVESTOR FUND,

FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS


                                                         YEARS ENDED DECEMBER 31,
                                                    1999           1998          1997


OPERATIONS:
  Net investment income ................      $   38,581,329 $   40,561,433  $   41,960,541
  Realized gain on securities sold .....         127,737,243    100,374,644      86,260,735
  Unrealized appreciation of
    investments ........................         155,403,265    795,421,062     456,514,395
                                                ------------   ------------  ---------------
  Net increase in net assets
    resulting from operations ..........         321,721,837    936,357,139     584,735,671
                                                ------------   ------------   --------------
DISTRIBUTIONS TO HOLDERS (Note 3):
  Income ...............................         (39,819,444)   (40,229,125)    (42,211,078)
  Principal ............................         (15,749,174)
                                                ------------   ------------   --------------

  Total Distributions ..................         (55,568,618)   (40,229,125)    (42,211,078)
                                                -------------  ------------   --------------
CAPITAL SHARE TRANSACTIONS:
  Redemptions of 641,707, 847,563 and
     1,220,658 units,
     respectively (Note 5) .............        (125,868,510)  (118,070,543)   (114,084,794)
                                                -----------    ------------   --------------

NET INCREASE IN NET ASSETS .............         140,284,709    778,057,471     428,439,799

NET ASSETS AT BEGINNING OF YEAR ........       2,513,291,566  1,735,234,094   1,306,794,295
                                               -------------  -------------   --------------

NET ASSETS AT END OF YEAR ..............      $2,653,576,275 $2,513,291,565  $1,735,234,094
                                              -------------- --------------  ---------------
PER UNIT:
  Income distributions during year .....               $2.99          $2.85           $2.79
                                                       =====          =====           ======
  Principal distributions during year ..               $1.18
                                                       =====
  Net asset value at end of year .......             $203.87        $184.02         $119.63
                                                     =======        =======         ========

UNITS OUTSTANDING AT END OF YEAR .......          13,016,125     13,657,832      14,505,395
                                                  ==========     ==========      ===========


                        See Notes to Financial Statements.

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

2. MARKETABLE SECURITIES, AT DECEMBER 31, 1998:


                                          TOTAL                       MARKET
       NAME OF ISSUER                    SHARES         COST           VALUE

       AT&T                             4,484,416  $ 55,391,778  $  337,452,304
       Airtouch Communications          1,793,809    10,109,849     129,378,474
       Ameritech Corp.                  5,381,333    29,526,775     341,041,979
       Bell Atlantic Corporation        6,342,826    58,237,121     336,169,778
       BellSouth Corporation            8,071,942    32,488,131     402,588,107
       Lucent Technologies              2,906,729    24,032,761     319,740,190
       NCR Corp.                          280,342     2,993,908      11,704,279
       SBC Communications Inc.          8,005,395    42,528,895     429,289,307
       U.S. West Incorporated           1,842,800    15,698,478     119,090,950
       Mediaone Group                   1,793,809     9,902,820      84,309,023
                                                     ----------     -----------

                                                   $280,910,516  $2,510,764,391
                                                   ============  ==============


THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS

     MARKETABLE SECURITIES, AT DECEMBER 31, 1999:

                                          TOTAL                       MARKET
       NAME OF ISSUER                    SHARES         COST           VALUE

       AT&T                             6,410,600  $ 52,790,382  $  325,337,950
       Bell Atlantic Corporation        6,044,830    55,501,410     372,134,847
       BellSouth Corporation            7,692,691    30,963,121     360,114,097
       Lucent Technologies              5,540,343    22,903,808     414,486,911
       NCR Corp.                          267,196     2,853,510      10,120,049
       SBC Communications Inc.         14,378,400    68,669,664     700,947,000
       U.S. West Incorporated           1,756,244    14,961,050     126,449,568
       Mediaone Group                   1,709,556     9,437,707     131,315,270
       Vodafone Airtouch                4,273,899     9,125,900     211,558,001
                                                     ----------     -----------

                                                   $267,206,552  $2,652,463,693
                                                   ============   =============

3.   DISTRIBUTIONS

     Any monthly distributions to Holders, who have not elected to participate in the Fund's Reinvestment Plan, are made on or about the first day of each month. The income distribution payable at December 31, 1998 and 1999 to holders of record at December 15, 1998 and December 15, 1999 was at the rate of $.242 and $.252 per unit, respectively.

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

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS

6.   NET CAPITAL

                                                         DECEMBER 31,
                                                     1999             1998

       Cost at dates of deposit, including
         subsequent reinvested distributions,
         of remaining units outstanding ....   $  276,519,128    $  290,151,777

       Less sales charge ...................        4,147,783         4,352,273
                                               --------------    --------------

       Net amount applicable to Holders           272,371,345       285,799,504
       Redemptions of units - net cost
         of units redeemed less redemption
         amounts ...........................     (763,235,825)     (650,990,278)
       Principal distributions .............      (15,749,174)
       Realized gain on securities sold ....      773,804,178       646,066,936
       Unrealized appreciation of
         investments .......................    2,385,257,141     2,229,853,875
                                               --------------    --------------

       Net capital applicable to Holders ...   $2,652,447,665    $2,510,730,037
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

8.   QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

     A summary of the Fund's 1999 and 1998 quarterly results of operations, in thousands of dollars, is as follows:

     Year Ended December 31, 1998

                           FOR THE QUARTER ENDED

                                                                            1998
                        MARCH 31    JUNE 30   SEPTEMBER 30  DECEMBER 31   TOTAL

Net investment
  income               $ 10,234     $ 10,184     $10,101     $ 10,042    $ 40,561

Net realized
  and unrealized
  gain (loss) on
  investments           334,314      (54,139)     73,352      542,269     895,796
                      ---------     --------    --------     --------    --------
Net increase
  (decrease)
  in net assets
  resulting from
  operations           $344,548     $(43,955)    $83,453     $552,311    $936,357
                       ========     ========     =======     ========    ========

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS

Year Ended December 31, 1999

                                        FOR THE QUARTER ENDED
                                                                          1999
                        MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31   TOTAL

Net investment
  income               $  8,401    $  9,941   $  13,731     $  6,508    $ 38,581

Net realized
  and unrealized
  gain (loss) on
  investments           (95,196)    446,929    (166,756)      98,164     283,141
                       --------    --------    ---------    --------    --------
Net increase
  (decrease)
  in net assets
  resulting from
  operations           $(86,795)   $456,870   $(153,025)    $104,672    $321,722
                       ========    ========   =========     ========    ========

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K.

                                                                    Page

a. 1.1 -          Statements of Condition as of
                  December 31, 1998 and 1999 ......................... 7

   1.2 -          Statements of Operations for the years
                  ended December 31, 1997, December 31, 1998
                  and December 31, 1999 .............................. 8

   1.3 -          Statements of Changes in Net Assets for
                  the years ended December 31, 1997,
                  December 31, 1998 and December 31, 1999 ............ 9

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
                  in Net Assets, Item 1.3, above)

  13.1 - Form 10-Q, for the quarter ended March 31, 1998, incorporated by reference to 1934 Act File No. 001-08642.

  13.2 - Form 10-Q, for the quarter ended June 30, 1998, incorporated by reference to 1934 Act File No. 001-08642.

  13.3 - Form 10-Q, for the quarter ended September 30, 1998, incorporated by reference to 1934 Act File No. 001-08642.

  13.4 - Form 10-K for the fiscal year ended December 31, 1998, incorporated by reference to 1934 Act File No. 001-08642.

  13.5 - Form 10-Q for the quarter ended March 31, 1999, incorporated by reference to 1934 Act File No. 001-08642.

  13.6 - Form 10-Q for the quarter ended June 30, 1999, incorporated by reference to 1934 Act File No. 001-08642.

  13.7 - Form 10-Q for the quarter ended September 30, 1999, incorporated by reference to 1934 Act File No. 001-08642.

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

                                                The Equity Investor Fund, First
                                                  Exchange Series - AT&T Shares

                                                     By:  The Bank of New York,
                                                         as Trustee

Date: March 28, 2000                                 By:  /s/ Alfred Irving
                                                          ---------------------
                                                          Name:  Alfred Irving
                                                          Title: Vice President