Form 10-Q
period 2000-03-31
EQUITY INCOME FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 2000-05-16
CIK 718418

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------

                                    FORM 10-Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended March 31, 2000
                               --------------

                        Commission file number 001-08642
                                               ---------

          The Equity Investor Fund, First Exchange Series - AT&T Shares
        -----------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        New York                                                 13-6824382
-------------------------------------------------------------------------------
  (State or Other Jurisdiction                                (I.R.S. Employee
of Incorporation or Organization)                            Identification No.)

Merrill Lynch, Pierce, Fenner                               Prudential Securities
  & Smith Incorporated                                        Incorporated
P.O. Box 9051                                               One Seaport Plaza
Princeton, New Jersey  08543                                199 Water Street
                                                            New York, New York  10292

Morgan Stanley Dean Witter                                  Smith Barney Inc.
Two World Trade Center                                      388 Greenwich Street
New York, New York  10048                                   New York, New York  10013
-------------------------------------------------------------------------------------
             (Addresses of Principal Executive Offices of Sponsors)

The Bank of New York, 101 Barclay Street, New York, NY             10286
-------------------------------------------------------------------------------
(Addresses of Principal Executive Office of Trustee)             (Zip Code)

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Sponsors, Trustee and Holders
  of The Equity Investor Fund,
  First Exchange Series - AT&T Shares:

We have reviewed the accompanying statement of condition of The Equity Investor Fund, First Exchange Series - AT&T Shares as of March 31, 2000 and the related statements of operations and of changes in net assets for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Trustee.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such financial statements for them to be in accordance with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of condition of The Equity Investor Fund, First Exchange Series - AT&T Shares as of December 31, 1999, and the related statements of operations and of changes in net assets for the year then ended (not presented herein) and in our report dated March 7, 2000; we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of condition as of December 31, 1999 is fairly stated, in all material respects, in relation to the statement of condition from which it has been derived.





May 9, 2000
                                    - 3 -

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION


                                                               (Unaudited)
                                                                 March 31,       December 31,
                                                                    2000             1999

TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    1999 cost - $267,206,552                                                    $2,652,463,693
    2000 cost - $262,056,875                                  $2,503,964,086
  Dividends receivable                                             1,387,109         1,863,433
  Cash                                                             2,920,008         2,751,838
  Receivable from Securities Sold                                    123,028

            Total                                              2,508,394,231     2,657,078,964

LESS LIABILITIES:
  Distribution payable (Note 3)                                    3,234,893         3,288,178
  Unit Redemptions Payable                                            69,234            20,719
  Accrued expenses                                                   241,758           193,792

            Total                                                  3,545,885         3,502,689

TOTAL TRUST PROPERTY                                          $2,504,848,346    $2,653,576,275

NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    1999 - 13,016,125 (Note 7)                                                  $2,652,447,665
    2000 - 12,799,673 (Note 7)                                $2,503,956,442
  Undistributed net investment income                                891,904         1,128,610

NET ASSETS                                                    $2,504,848,346    $2,653,576,275

UNIT VALUE:
  1999 - $2,653,576,275 / 13,016,125 units                                             $203.87
  2000 - $2,504,848,346 / 12,799,673 units                           $195.70


                        See Independent Accountants' Review Report and
                                Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS


                                                                     (Unaudited)
                                                            Three Months Ended March 31,
                                                                2000           1999

INVESTMENT INCOME:
  Dividend income                                         $   9,723,216    $   8,412,172
  Trustee's fees and expenses                                  (118,045)         (6,703)
  Sponsors' fees                                                 (7,012)         (4,353)

  Net investment income                                       9,598,159        8,401,116

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
  Realized gain on securities sold                           34,976,079       24,899,254
  Unrealized depreciation of investments                   (143,349,929)   (120,095,143)

  Net realized and unrealized loss on investments          (108,373,850)    (95,195,889)

NET DECREASE IN NET ASSETS RESULTING FROM
  OPERATIONS                                              $ (98,775,691)  $ (86,794,773)


                        See Independent Accountants' Review Report and
                                Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS


                                                                     (Unaudited)
                                                            Three Months Ended March 31,
                                                                2000           1999

OPERATIONS:
  Net investment income                                  $    9,598,159   $    8,401,116
  Realized gain on securities sold                           34,976,079       24,899,254
  Unrealized depreciation of investments                   (143,349,929)   (120,095,143)

  Net decrease in net assets resulting
    from operations                                        (98,775,691)     (86,794,773)

INCOME DISTRIBUTIONS TO HOLDERS (Note 3)                    (9,770,273)      (9,944,433)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 216,452 and 147,905 units,
    respectively (Note 5)                                  (40,181,965)     (27,991,951)

NET DECREASE IN NET ASSETS                                (148,727,929)    (124,731,157)

NET ASSETS AT BEGINNING OF PERIOD                         2,653,576,275    2,513,291,565

NET ASSETS AT END OF PERIOD                              $2,504,848,346   $2,388,560,408

PER UNIT:
  Income distributions during period                              $.756            $.732

  Net asset value at end of period                              $195.70          $176.80

UNITS OUTSTANDING AT END OF PERIOD                           12,799,673       13,509,927


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES

     The Fund is registered under the Investment Company Act of 1940 as a Unit Investment Trust. A summary of the significant accounting policies, which are in accordance with accounting principles generally accepted in the United States of America, followed by the Fund in the preparation of its financial statements since July 7, 1983, its initial date of deposit, is as follows:

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

2.  MARKETABLE SECURITIES, AT MARCH 31, 2000 (UNAUDITED):

                                          Total                       Market
       Name of Issuer                    Shares         Cost           Value

       AT&T                             6,303,955  $ 51,912,693  $  354,597,469
       Bell Atlantic Corporation        5,944,272    54,578,288     363,343,626
       BellSouth Corporation            7,564,716    30,448,661     355,541,652
       Lucent Technologies              5,448,179    22,523,171     330,976,874
       NCR Corp.                          262,758     2,806,112      10,543,165
       SBC Communications Inc.         14,139,194    67,470,343     593,846,148
       U.S. West Communications         1,727,035    14,712,207     125,425,917
       MediaOne Group                   1,681,122     9,280,729     136,170,882
       Vodafone Airtouch                4,202,805     8,324,671     233,518,353

                                                   $262,056,875  $2,503,964,086

                   See Independent Accountants' Review Report.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


     MARKETABLE SECURITIES, AT DECEMBER 31, 1999:

                                          Total                       Market
       Name of Issuer                    Shares         Cost           Value

       AT&T                             6,410,600  $ 52,790,382  $  325,337,950
       Bell Atlantic Corporation        6,044,830    55,501,410     372,134,847
       BellSouth Corporation            7,692,691    30,963,121     360,114,097
       Lucent Technologies              5,540,343    22,903,808     414,486,911
       NCR Corp.                          267,196     2,853,510      10,120,049
       SBC Communications Inc.         14,378,400    68,669,664     700,947,000
       U.S. West Incorporated           1,756,244    14,961,050     126,449,568
       MediaOne Group                   1,709,556     9,437,707     131,315,270
       Vodafone Airtouch                4,273,899     9,125,900     211,558,001

                                                   $267,206,552  $2,652,463,693

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

6.  INTERIM FINANCIAL STATEMENTS

     In the opinion of the management of the Fund, the unaudited financial statements as of March 31, 2000, and for the three-month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.


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


                   See Independent Accountants' Review Report.

ITEM 2.     TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

       During the first quarter ended March 31, 2000, The Equity Investor Fund, First Exchange Series - AT&T Shares (the "Fund") continued to hold securities of AT&T and each of the eight companies.

       The Fund had net investment income of approximately $9.6 million and net realized and unrealized loss on investments of approximately $108.4 million for the quarter ended March 31, 2000, causing a net decrease in net assets resulting from operations of approximately $98.8 million. In contrast, net investment income of approximately $8.4 million and net realized and unrealized loss on investments of approximately $95.2 million for the quarter ended March 31, 1999, resulted in a net decrease in net assets resulting from operations of approximately $86.8 million. For the year ended December 31, 1999, net investment income of approximately $38.6 million and net realized and unrealized gain on investments of approximately $283.1 million resulted in a net increase in net assets resulting from operations of approximately $321.7 million.

       Income distributions during the first quarter of 2000 totaled $0.756 per Unit, compared with income distributions of $0.732 per Unit during the first quarter of 1999.

       As of the end of the first quarter of 2000, the per Unit net asset value of the fund had increased to $195.70 from its $176.80 level at the end of the first quarter of 1999, and decreased from its $203.87 level at the end of the fourth quarter of 1999.

       There was a decrease of 216,452 Units outstanding during the first quarter of 2000 due to redemptions, and there were 12,799,673 Units outstanding at the end of that quarter.


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


Dated:  May 15, 2000