Form 10-Q
period 2000-06-30
EQUITY INCOME FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 2000-08-16
CIK 718418

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               --------------

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

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Sponsors, Trustee and Holders
  of The Equity Investor Fund,
  First Exchange Series - AT&T Shares:

We have reviewed the accompanying statement of condition of The Equity Investor Fund, First Exchange Series - AT&T Shares as of June 30, 2000 and the related statements of operations and of changes in net assets for the three-month and six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Trustee.

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

Deloitte & Touche LLP
New York, NY
August 10, 2000

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION

                                                              (UNAUDITED)
                                                                JUNE 30,            DECEMBER 31,
                                                                  2000                  1999
TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    1999 cost - $267,206,552.............................                          $2,652,463,693
    2000 cost - $255,807,739.............................   $2,094,685,273
  Dividends receivable...................................        2,120,876              1,863,433
  Cash...................................................        2,624,099              2,751,838
  Due from Trustee.......................................       64,354,152
                                                            --------------         --------------
                Total....................................    2,163,784,400          2,657,078,964
                                                            --------------         --------------

LESS LIABILITIES:
  Distribution payable (Note 3)..........................        3,213,926              3,288,178
  Unit Redemptions Payable...............................            1,953                 20,719
  Accrued expenses.......................................          331,348                193,792
                                                            --------------         --------------
                Total....................................        3,547,227              3,502,689
                                                            --------------         --------------

TOTAL TRUST PROPERTY.....................................   $2,160,237,173         $2,653,576,275
                                                            ==============         ==============

NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    1999 - 13,016,125 (Note 6)...........................                          $2,652,447,665
    2000 - 12,538,273 (Note 6)...........................   $2,158,906,919
  Undistributed net investment income....................        1,330,254              1,128,610
                                                            --------------         --------------
NET ASSETS...............................................   $2,160,237,173         $2,653,576,275
                                                            ==============         ==============
UNIT VALUE:
  1999 - $2,653,576,275 / 13,016,125 units...............                                 $203.87
                                                                                          =======
  2000 - $2,160,237,173 / 12,538,273 units...............          $172.29
                                                                   =======

                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS

                                                                                   (UNAUDITED)
                                                                           THREE MONTHS ENDED JUNE 30,
                                                                            2000                   1999
INVESTMENT INCOME:
  Dividend income................................................      $  10,465,851          $ 10,087,382
  Trustee's fees and expenses....................................           (201,048)             (138,772)
  Sponsors' fees.................................................             (6,945)               (7,188)
                                                                       -------------          ------------
  Net investment income..........................................         10,257,858             9,941,422
                                                                       -------------          ------------

REALIZED AND UNREALIZED GAIN (LOSS) ON
   INVESTMENTS:
   Realized gain on securities sold..............................        106,073,149            45,859,188
   Unrealized (depreciation) appreciation of investments.........       (403,029,677)          401,070,088
                                                                       -------------          ------------
   Net realized and unrealized gain (loss) on investments........       (296,956,528)          446,929,276
                                                                       -------------          ------------

NET INCREASE (DECREASE) IN NET ASSETS RESULTING
  FROM OPERATIONS................................................      $(286,698,670)         $456,870,698
                                                                       =============          ============
                                                                                     (Unaudited)
                                                                              Six Months Ended June 30,
                                                                               2000                1999
INVESTMENT INCOME:
  Dividend income................................................        $ 20,189,067        $ 18,499,554
  Trustee's fees and expenses....................................            (319,093)           (145,475)
  Sponsors' fees.................................................             (13,957)            (11,541)
                                                                       --------------        ------------
  Net investment income..........................................          19,856,017          18,342,538
                                                                       --------------        ------------

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
   Realized gain on securities sold..............................         141,049,228          70,758,442
   Unrealized appreciation (depreciation) of investments.........        (546,379,606)        280,974,945
                                                                       --------------        ------------
   Net realized and unrealized gain (loss) on investments........        (405,330,378)        351,733,387
                                                                       --------------        ------------

NET INCREASE (DECREASE) IN NET ASSETS RESULTING
  FROM OPERATIONS................................................       $(385,474,361)       $370,075,925
                                                                       --------------        ------------

                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS


                                                                                     (UNAUDITED)
                                                                             THREE MONTHS ENDED JUNE 30,
                                                                                2000                1999
OPERATIONS:
  Net investment income..............................................     $ 10,257,858         $ 9,941,422
  Realized gain on securities sold.................... ..............      106,073,149          45,859,188
  Unrealized appreciation (depreciation) of investments..............     (403,029,677)        401,070,088
                                                                        --------------      --------------
  Net increase (decrease) in net assets resulting from operations....     (286,698,670)        456,870,698

INCOME DISTRIBUTIONS TO HOLDERS (Note 3).............................       (9,718,702)         (9,913,875)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 261,400 and 174,275 units, respectively (Note 5)....      (48,193,801)        (33,704,109)
                                                                        --------------      --------------
NET INCREASE (DECREASE) IN NET ASSETS................................     (344,611,173)        413,252,714

NET ASSETS AT BEGINNING OF PERIOD....................................    2,504,848,346       2,388,560,408
                                                                        --------------      --------------
NET ASSETS AT END OF PERIOD..........................................   $2,160,237,173      $2,801,813,122
                                                                        ==============      ==============
PER UNIT:
  Income distributions during period.................................            $.768               $.738
                                                                                 -----               -----
  Net asset value at end of period...................................          $172.29             $210.10
                                                                               -------             -------
UNITS OUTSTANDING AT END OF PERIOD...................................       12,538,273          13,335,652
                                                                            ==========          ==========

                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS

                                                                                              (UNAUDITED)
                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                        2000               1999
OPERATIONS:
  Net investment income....................................................        $   19,856,017     $   18,342,538
  Realized gain on securities sold.........................................           141,049,228         70,758,442
  Unrealized appreciation (depreciation) of investments....................          (546,379,606)       280,974,945
                                                                                   --------------     --------------
  Net increase (decrease) in net assets resulting from operations..........          (385,474,361)       370,075,925

INCOME DISTRIBUTIONS TO HOLDERS (Note 3)...................................           (19,488,975)       (19,858,308)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 477,852 and 322,180 units, respectively (Note 5)..........           (88,375,766)       (61,696,060)
                                                                                   --------------     --------------
NET INCREASE (DECREASE) IN NET ASSETS......................................          (493,339,102)       288,521,557

NET ASSETS AT BEGINNING OF PERIOD..........................................         2,653,576,275      2,513,291,565
                                                                                   --------------     --------------
NET ASSETS AT END OF PERIOD................................................        $2,160,237,173     $2,801,813,122
                                                                                   ==============     ==============
PER UNIT:
  Income distributions during period.......................................                 $1.52              $1.47
                                                                                            =====              =====
  Net asset value at end of period.........................................               $172.29            $210.10
                                                                                          =======            =======
UNITS OUTSTANDING AT END OF PERIOD.........................................            12,538,273         13,335,652
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

2.    MARKETABLE SECURITIES, AT JUNE 30, 2000 (UNAUDITED):

                                                     TOTAL                                      MARKET
NAME OF ISSUER                                       SHARES                   COST              VALUE
AT&T (merged with Media One)                         7,650,174            $ 59,945,473      $  241,936,753
BellSouth Corporation                                7,410,544              29,828,890         315,874,438
Lucent Technologies                                  5,337,149              22,064,617         316,226,075
NCR Corp.                                              257,410               2,748,996          10,022,902
SBC Communications Inc.                             13,851,031              65,981,746         599,057,091
U.S. West Communications                             1,691,843              14,412,393         145,075,537
Verizon Communications (formerly Bell Atlantic)      5,823,129              53,466,195         295,887,742
Vodafone Airtouch                                    4,117,158               7,359,429         170,604,735
                                                                          ------------      --------------
                                                                          $255,807,739      $2,094,685,273
                                                                          ============      ==============

               See Independent Accountants' Review Report.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS

      MARKETABLE SECURITIES, AT DECEMBER 31, 1999:

                                                      TOTAL                                  MARKET
NAME OF ISSUER                                        SHARES              COST               VALUE
AT&T                                                 6,410,600          52,790,382         325,337,950
Bell Atlantic Corporation                            6,044,830          55,501,410         372,134,847
BellSouth Corporation                                7,692,691          30,963,121         360,114,097
Lucent Technologies                                  5,540,343          22,903,808         414,486,911
NCR Corp.                                              267,196           2,853,510          10,120,049
SBC Communications Inc.                             14,378,400          68,669,664         700,947,000
U.S. West Incorporated                               1,756,244          14,961,050         126,449,568
MediaOne Group                                       1,709,556           9,437,707         131,315,270
Vodafone Airtouch                                    4,273,899           9,125,900         211,558,001
                                                                      ------------      --------------
                                                                      $267,206,552      $2,652,463,693
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

6.    INTERIM FINANCIAL STATEMENTS

      In the opinion of the management of the Fund, the unaudited financial statements as of June 30, 2000, and for the three-month and six-month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

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

                  See Independent Accountants' Review Report.

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      During the second quarter ended June 30, 2000, The Equity Investor Fund, First Exchange Series - AT&T Shares (the "Fund") continued to hold securities of AT&T and each of the seven companies.

      The Fund had net investment income of approximately $10.3 million and net realized and unrealized loss on investments of approximately $297 million for the quarter ended June 30, 2000, causing a net decrease in net assets resulting from operations of approximately $286.7 million. In contrast, net investment income of approximately $9.9 million and net realized and unrealized gain on investments of approximately $446.9 million for the quarter ended June 30, 1999, resulted in a net increase in net assets resulting from operations of approximately $456.9 million. For the year ended December 31, 1999, net investment income of approximately $38.6 million and net realized and unrealized gain on investments of approximately $283.1 million resulted in a net increase in net assets resulting from operations of approximately $321.7 million.

      Income distributions during the second quarter of 2000 totaled $0.768 per Unit, compared with income distributions of $0.738 per Unit during the second quarter of 1999.

      As of the end of the second quarter of 2000, the per Unit net asset value of the fund had decreased to $172.29 from its $210.10 level at the end of the second quarter of 1999.

      There was a decrease of 261,400 Units outstanding during the second quarter of 2000 due to redemptions, and there were 12,538,273 Units outstanding at the end of that quarter.

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

Dated:  August 15, 2000