Form 10-Q
period 2000-09-30
EQUITY INCOME FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 2000-11-16
CIK 718418

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  ----------

                                  FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended September 30, 2000
                               ------------------

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

Trustee's Telephone Number, Including Area Code: (212) 815-2887
                                                 ---------------

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Sponsors, Trustee and Holders
  of The Equity Investor Fund,
  First Exchange Series - AT&T Shares:

We have reviewed the accompanying statement of condition of The Equity Investor Fund, First Exchange Series - AT&T Shares as of September 30, 2000 and the related statements of operations and of changes in net assets for the three-month and six-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Trustee.

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





Deloitte & Touche LLP
New York, NY
November 12, 2000

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION


                                                               (UNAUDITED)
                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                   2000              1999
TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    1999 cost - $267,206,552                                                   $  2,652,463,693
    2000 cost - $251,795,817                                  $1,918,228,790
  Dividends receivable                                             1,644,876          1,863,433
  Cash                                                             3,217,567          2,751,838
                                                              --------------   ----------------
            Total                                              1,923,091,233      2,657,078,964
                                                              --------------   ----------------
LESS LIABILITIES:
  Distribution payable (Note 3)                                    2,948,351          3,288,178
  Unit Redemptions Payable                                               630             20,719
  Accrued expenses                                                   102,400            193,792
                                                              --------------   ----------------
            Total                                                  3,051,381          3,502,689
                                                              --------------   ----------------
TOTAL TRUST PROPERTY                                          $1,920,039,852   $  2,653,576,275
                                                              ==============   ================
NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    1999 - 13,016,125 (Note 6)                                                 $  2,652,447,665
    2000 - 12,248,961 (Note 6)                                $1,918,776,175
  Undistributed net investment income                              1,263,677          1,128,610
                                                              --------------   ----------------
NET ASSETS                                                    $1,920,039,852   $  2,653,576,275
                                                              ==============   ================
UNIT VALUE:
  1999 - $2,653,576,275 / 13,016,125 units                                              $203.87
                                                                                        =======
  2000 - $1,920,039,852/ 12,248,961 units                            $156.75
                                                                     =======


                See Independent Accountants' Review Report and
                        Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS


                                                                    (UNAUDITED)
                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                2000           1999
INVESTMENT INCOME:
  Dividend income                                         $    8,897,126   $  13,888,455
  Trustee's fees and expenses                                     77,176        (150,537)
  Sponsors' fees                                                  (6,895)         (7,338)
                                                          ---------------  --------------
  Net investment income                                        8,967,407      13,730,580
                                                          ---------------  --------------
REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
  Realized gain on securities sold                            42,314,598      27,016,598
  Unrealized appreciation (depreciation) of
    investments                                             (172,444,561)   (193,772,997)
                                                          ---------------  --------------
  Net realized and unrealized gain (loss) on
    investments                                             (130,129,963)   (166,756,399)
                                                          ---------------  --------------
NET DECREASE IN NET ASSETS RESULTING
  FROM OPERATIONS                                         $ (121,162,556)  $(153,025,819)
                                                          ===============  ==============

                                                                    (UNAUDITED)
                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                2000           1999

INVESTMENT INCOME:
  Dividend income                                         $   29,086,193    $ 32,388,009
  Trustee's fees and expenses                                   (241,917)       (296,012)
  Sponsors' fees                                                 (20,852)        (18,879)
                                                          ---------------   ------------
  Net investment income                                       28,823,424      32,073,118
                                                          ---------------   ------------
REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
  Realized gain on securities sold                           183,363,826      97,775,040
  Unrealized appreciation (depreciation)
    of investments                                          (718,824,166)     87,201,948
                                                          ---------------   ------------
  Net realized and unrealized gain (loss)
    on investments                                          (535,460,340)    184,976,988
                                                          ---------------   ------------
NET INCREASE (DECREASE) IN NET ASSETS RESULTING
  FROM OPERATIONS                                         $ (506,636,916)   $217,050,106
                                                          ===============   ============

                See Independent Accountants' Review Report and
                        Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS


                                                                     (UNAUDITED)
                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                              2000               1999
OPERATIONS:
  Net investment income                                  $    8,967,407     $   13,730,580
  Realized gain on securities sold                           42,314,598         27,016,598
  Unrealized (depreciation) appreciation of
    investments                                            (172,444,561)      (193,772,997)
                                                         --------------     --------------
  Net (decrease) increase in net assets resulting
    from operations                                        (121,162,556)      (153,025,819)
                                                         --------------     --------------
DISTRIBUTIONS TO HOLDERS (Note 3):
  Income                                                     (8,951,906)       (10,032,688)
  Principal                                                 (63,302,028)       (15,749,174)
                                                         --------------     --------------
  Total distributions                                       (72,253,934)       (25,781,862)
                                                         --------------     --------------
CAPITAL SHARE TRANSACTIONS:
  Redemptions of 289,312 and 147,411 units,
    respectively (Note 5)                                   (46,780,831)       (30,093,540)
                                                         --------------     --------------
NET DECREASE IN NET ASSETS                                 (240,197,321)      (208,901,221)

NET ASSETS AT BEGINNING OF PERIOD                         2,160,237,173      2,801,813,122
                                                         --------------     --------------
NET ASSETS AT END OF PERIOD                              $1,920,039,852     $2,592,911,901
                                                         ==============     ==============

PER UNIT:
  Income distributions during period                               $.72               $.76
                                                                   ====               ====
  Principal distributions during period                           $5.10              $1.18
                                                                  =====              =====
  Net asset value at end of period                              $156.75            $196.61
                                                                =======            =======
UNITS OUTSTANDING AT END OF PERIOD                           12,248,961         13,188,241
                                                             ==========         ==========

                See Independent Accountants' Review Report and
                        Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS


                                                                  (UNAUDITED)
                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                              2000             1999
OPERATIONS:
  Net investment income                                  $   28,823,424    $  32,073,118
  Realized gain on securities sold                          183,363,826       97,775,040
  Unrealized appreciation of investments                   (718,824,166)      87,201,948
                                                         --------------   --------------
  Net increase in net assets resulting
    from operations                                        (506,636,916)     217,050,106
                                                         --------------   --------------
DISTRIBUTIONS TO HOLDERS (Note 3):
  Income                                                    (28,440,883)     (29,890,996)
  Principal                                                 (63,302,028)     (15,749,174)
                                                         --------------   --------------
  Total distributions                                       (91,742,911)     (45,640,170)
                                                         --------------   --------------
CAPITAL SHARE TRANSACTIONS:
  Redemptions of 767,164 and 469,591 units,
    respectively (Note 5)                                  (135,156,596)     (91,789,600)
                                                         --------------   --------------
NET (DECREASE) INCREASE IN NET ASSETS                      (733,536,423)      79,620,336

NET ASSETS AT BEGINNING OF PERIOD                         2,653,576,275    2,513,291,565
                                                         --------------   --------------
NET ASSETS AT END OF PERIOD                              $1,920,039,852   $2,592,911,901
                                                         ==============   ==============
PER UNIT:
  Income distributions during period                              $3.65            $2.23
                                                                  =====            =====
  Principal distributions during period                           $5.10            $1.18
                                                                  =====            =====
  Net asset value at end of period                              $156.75          $196.61
                                                                =======          =======
UNITS OUTSTANDING AT END OF PERIOD                           12,248,961       13,188,241
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

2.   MARKETABLE SECURITIES, AT SEPTEMBER 30, 2000 (UNAUDITED):

                                                      TOTAL                       MARKET
       NAME OF ISSUER                                SHARES         COST           VALUE
AT&T (merged with Media One)                       7,474,149   $ 58,565,171  $  219,553,127
BellSouth Corporation                              7,240,000     29,143,303     291,410,000
Lucent Technologies                                5,214,335     21,557,395     159,363,113
NCR Corp.                                            251,503      2,685,909       9,509,957
QWest Communications                               2,858,426     14,080,545     137,383,100
SBC Communications Inc.                           13,532,257     64,458,006     676,612,850
Verizon Communications (formerly Bell Atlantic)    5,689,125     52,236,039     275,566,992
Vodafone Group (formerly Vodafore Airtouch)        4,022,423      9,069,449     148,829,651
                                                               ------------  --------------
                                                               $251,795,817  $1,918,228,790
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

6.   INTERIM FINANCIAL STATEMENTS

     In the opinion of the management of the Fund, the unaudited financial statements as of September 30, 2000, and for the three-month and six-month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.


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


                 See Independent Accountants' Review Report.

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         During the third quarter ended September 30, 2000, The Equity Investor Fund, First Exchange Series - AT&T Shares (the "Fund") continued to hold securities of AT&T and each of the seven companies.

         The Fund had net investment income of approximately $9.0 million and net realized and unrealized loss on investments of approximately $130 million for the quarter ended September 30, 2000, causing a net decrease in net assets resulting from operations of approximately $121 million. In contrast, net investment income of approximately $13.7 million and net realized and unrealized loss on investments of approximately $166.8 million for the quarter ended September 30, 1999, resulted in a net decrease in net assets resulting from operations of approximately $153 million. For the year ended December 31, 1999, net investment income of approximately $38.6 million and net realized and unrealized gain on investments of approximately $283.1 million resulted in a net increase in net assets resulting from operations of approximately $321.7 million.

         Income distributions during the third quarter of 2000 totaled $0.72 per Unit, compared with income distributions of $0.76 per Unit during the third quarter of 1999.

         As of the end of the third quarter of 2000, the per Unit net asset value of the fund had decreased to $156.75 from its $196.61 level at the end of the third quarter of 1999.

         There was a decrease of 289,312 Units outstanding during the third quarter of 2000 due to redemptions, and there were 12,248,961 Units outstanding at the end of that quarter.

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

         23 - Consents (incorporated by reference to Registration Statement of The Equity Investor Fund,

         First Exchange Series - AT&T Shares, 1933 Act File No. 2-83192).

         27 - Financial Data Schedule.

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended September 30, 2000.

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


Dated:  November 15, 2000