Form 10-K405
period 2000-12-31
EQUITY INCOME FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 2001-03-30
CIK 718418

                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended                                         December 31, 2000
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
                                                  ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X.
                             ---

         The aggregate market value of units of beneficial interest held of record on the books of the Trustee by non-affiliates of the registrant as of December 29, 2000 was $1,660,860,773.94.

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

         The following are the high and low sale prices of Units of the Fund during each quarter for the last two fiscal years in which the Units were traded on the American Stock Exchange, Inc., which was the principal exchange market for the Units:

                           HIGH SALE       LOW SALE
QUARTER ENDED                PRICE          PRICE
--------------------      ----------       --------

March 31, 1999             $202.875        $177.250
June 30, 1999               210.000         180.625
September 30, 1999          300.000         189.000
December 31, 1999           300.000         195.000

March 31, 2000             $204.750        $170.500
June 30, 2000               209.000         171.000
September 30, 2000          182.000         147.250
December 31, 2000           173.000         135.880

         (ii)  HOLDERS

         There were 4,045 record holders of Units of the Fund on the books of the Trustee on December 29, 2000, eighty-eight and fifty-nine hundredths of a percent, (88.59%) of such Units were held of record by Cede & Co., a nominee of the Depository Trust Company, for certain of its participants on that date.

         (iii)  DIVIDENDS

         The following are the cash distributions which were paid to holders of Units of the Fund during the last two fiscal years:

DISTRIBUTION DATE 1999        RATE PER UNIT    TOTAL DISTRIBUTION
----------------------        -------------    ------------------
January 1, 1999                  $ .242          $ 3,309,627.33
February 1, 1999                   .244            3,332,511.01
March 1, 1999                      .244            3,310,099.61
April 1, 1999                      .244            3,301,821.91
May 1, 1999                        .246            3,323,298.13
June 1, 1999                       .246            3,302,559.35
July 1, 1999                       .246            3,288,017.55
August 1, 1999                     .252            3,360,534.91
September 1, 1999                  .252            3,341,963.02
October 1, 1999                    .252            3,330,190.33
November 1, 1999                   .253            3,335,844.22
December 1, 1999                   .252            3,304,424.34

     TOTALS                      $2.973          $39,840,891.71
                                 ------          --------------

[DISTRIBUTION DATE 2000    RATE PER UNIT      TOTAL DISTRIBUTION]
-----------------------    -------------      -------------------
January 1, 2000              $ .252            $ 3,288,178.40
February 1, 2000               .252              3,279,899.70
March 1, 2000                  .252              3,255,480.14
April 1, 2000                  .252              3,234,892.75
May 1, 2000                    .256              3,276,716.29
June 1, 2000                   .256              3,228,059.65
July 1, 2000                   .256              3,213,925.89
August 1, 2000                 .241              3,021,712.95
September 1, 2000              .240              2,981,842.32
October 1, 2000                .240              2,948,350.80
November 1, 2000               .240              2,936,429.04
December 1, 2000               .240              2,892,541.68

     TOTALS                  $2.977            $37,558,029.61

(b) If required pursuant to Rule 463 of the Securities Act of 1933, furnish the information required by Item 701(f) of Regulation S-K.

         Not Applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

                           SELECTED FINANCIAL DATA
        (in thousands except for outstanding Units and Per Unit Data)

                             1996          1997          1998         1999           2000
                             ----          ----          ----         ----           ----
Net investment
income                  $    44,766    $    41,961   $    40,561  $    38,581    $    36,438

Net realized
and unrealized
gain (loss)
on investments          $   (91,579)   $   542,775   $   895,796  $   283,141    $  (743,026)

Net increase
(decrease) in net
assets resulting
from operations         $   (46,813)   $   584,736   $   936,357  $   321,722    $  (706,589)

Total distribu-
tions to
Unit holders            $    45,241    $    42,211   $    40,229  $    55,569    $   101,194

Net assets at
end of year             $ 1,306,794    $ 1,735,234   $ 2,513,292  $ 2,653,576    $ 1,660,407

Units outstand-
ing at end
of year                  15,726,053     14,505,395    13,657,832   13,016,125     11,925,002

Per Unit Data:
  Income distribu-
  tions during year     $      2.79    $      2.79   $      2.85  $      2.99    $      2.97

  Principal distri-
  butions during
  year                  $      0.00    $      0.00   $      0.00  $      1.18    $      5.16

  Net asset value
  at end of year        $     83.10    $    119.63   $    184.02  $    203.87    $    139.24


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Fund, as a non-managed unit investment trust, has no officers or directors. The Trustees and Sponsors of the Fund are named in Item 1.

         The Fund had net investment income of $36.4 million and net realized and unrealized loss on investments of $743 million for the year 2000 as compared with net investment income of $38.6 million and net realized and unrealized gain on investments of $283.1 million for the year 1999 and net investment income of $40.6 million and net realized and unrealized gain on investments of $895.8 million for the year 1998.

         The net decrease in net assets resulting from operations for the year 2000 was $706.6 million as compared to a net increase of $321.7 million for the year 1999 and a net increase of $936.4 million for the year 1998. The decrease in net assets resulting from operations of $706.6 million for the year 2000 was substantially the result of realized and unrealized losses on investments. The net increase in net assets resulting from operations of $321.7 for the year 1999 was the result of realized and unrealized gain on investments.

         Income distributions accrued per Unit during each year amounted to $2.97 for the year ended December 31, 2000 as compared to $2.99 for the year ended December 31, 1999. The income distribution per Unit for the year ended December 31, 1998 was $2.85.

         Principal distributions accrued per Unit during each year amounted to $5.16 for the year ended December 31, 2000 as compared to $1.18 for the year ended December 31, 1999. There were no principal distributions made in 1998.

         The per Unit net asset value was $139.24 at December 31, 2000, $203.87 at December 31, 1999 and $184.02 at December 31, 1998. The per Unit net asset value decreased $64.63 from 1999 to 2000 and increased $19.85 from 1998 to 1999.

         There were 11,925,002 Units outstanding as of December 31, 2000, 13,016,125 Units outstanding as of December 31, 1999 and 13,657,832 Units outstanding as of December 31, 1998. There was a decrease of 1,091,123 Units during fiscal year 2000, a decrease of 641,707 Units during fiscal year 1999 and decrease of 847,563 Units during fiscal year 1998 as a result of redemptions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See following pages 7 through 14. -- TO COME

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

INDEPENDENT ACCOUNTANTS' REPORT



The Sponsors, Trustee and Holders
  of The Equity Investor Fund,
  First Exchange Series - AT&T Shares:

We have audited the accompanying statements of condition of The Equity Investor Fund, First Exchange Series - AT&T Shares as of December 31, 2000 and 1999 and the related statements of operations and of changes in net assets for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Securities owned at December 31, 2000 and 1999 were confirmed to us by The Bank of New York, the Trustee. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Equity Investor Fund, First Exchange Series - AT&T Shares at December 31, 2000 and 1999 and the results of its operations and changes in its net assets for the above-stated years in conformity with accounting principles generally accepted in the United States of America.




Deloitte & Touche LLP
New York, N.Y.

February 6, 2001

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION


                                                                         DECEMBER 31,
                                                                     2000            1999

TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    1999 cost - $267,206,552 ...............................                    $2,652,463,693
    2000 cost - $245,133,596 ...............................    $1,660,498,880
  Dividends receivable .....................................           659,840       1,863,433
  Cash .....................................................         2,377,773       2,751,838
                                                                --------------  --------------


            Total ..........................................     1,663,536,493   2,657,078,964
                                                                --------------  --------------

LESS LIABILITIES:
  Distribution payable (Note 3) ............................         2,875,996       3,288,178
  Redemption payable .......................................            81,485          20,719
  Accrued expenses .........................................           172,131         193,792
                                                                --------------  --------------

            Total ..........................................         3,129,612       3,502,689
                                                                --------------  --------------

TOTAL TRUST PROPERTY .......................................    $1,660,406,881  $2,653,576,275
                                                                ==============  ==============

NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    1999 - 13,016,125 (Note 6) .............................                    $2,652,447,665
    2000 - 11,925,002 (Note 6) .............................    $1,660,334,222
  Undistributed net investment income ......................            72,659       1,128,610
                                                                --------------  --------------

NET ASSETS .................................................    $1,660,406,881  $2,653,576,275
                                                                ==============  ==============

UNIT VALUE:
  1999 - $2,653,576,275/13,016,125 units ...................                    $       203.87
                                                                                ==============
  2000 - $1,660,406,881/11,925,002 units ...................    $      139.24
                                                                =============


                              See Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                             2000           1999            1998

INVESTMENT INCOME:
  Dividend income ................................      $  36,845,792    $ 39,152,924    $ 41,091,956
  Trustee's fees and expenses ....................           (374,174)       (547,080)       (452,453)
  Sponsors' fees .................................            (34,001)        (24,515)        (78,070)
                                                        -------------    ------------    ------------

  Net investment income ..........................         36,437,617      38,581,329      40,561,433
                                                        -------------    ------------    ------------

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
  Realized gain on securities sold ...............        226,865,268     127,737,243     100,374,644
  Unrealized appreciation (depreciation) of
    investments ..................................       (969,891,857)    155,403,265     795,421,062
                                                        -------------    ------------    ------------

  Net realized and unrealized gain (loss) on
    investments ..................................       (743,026,589)    283,140,508     895,795,706
                                                        -------------    ------------    ------------

NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS ......................      $(706,588,972)   $321,721,837    $936,357,139
                                                        =============    ============    ============



                              See Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS

                                                                         YEARS ENDED DECEMBER 31,
                                                            2000                    1999                      1998

OPERATIONS:
  Net investment income ..........................     $   36,437,617         $   38,581,329            $   40,561,433
  Realized gain on securities sold ...............        226,865,268            127,737,243               100,374,644
  Unrealized appreciation (depreciation) of
    investments ..................................       (969,891,857)           155,403,265               795,421,062
                                                       --------------          --------------           --------------

  Net increase (decrease) in net assets
    resulting from operations ....................       (706,588,972)           321,721,837               936,357,139
                                                       --------------          --------------           --------------

DISTRIBUTIONS TO HOLDERS (Note 3):
  Income .........................................        (37,145,849)           (39,819,444)              (40,229,125)
  Principal ......................................        (64,048,371)           (15,749,174)
                                                       --------------          --------------           --------------

  Total Distributions ............................       (101,194,220)           (55,568,618)              (40,229,125)
                                                       --------------          --------------           --------------

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 1,091,123, 641,707 and
     847,563 units,
     respectively (Note 5) .......................       (185,386,202)           (125,868,510)            (118,070,543)
                                                       --------------          --------------           --------------

NET INCREASE IN NET ASSETS .......................       (993,169,394)            140,284,709              778,057,471

NET ASSETS AT BEGINNING OF YEAR ..................      2,653,576,275           2,513,291,566            1,735,234,094
                                                       --------------          --------------           --------------

NET ASSETS AT END OF YEAR ........................     $1,660,406,881          $2,653,576,275           $2,513,291,565
                                                       ==============          ==============           ==============

PER UNIT:
  Income distributions during year ...............              $2.97                   $2.99                    $2.85
                                                                =====                   =====                    =====

  Principal distributions during year ............              $5.16                   $1.18
                                                                =====                   =====

  Net asset value at end of year .................            $139.24                 $203.87                  $184.02
                                                              =======                 =======                  =======

UNITS OUTSTANDING AT END OF YEAR .................         11,925,002              13,016,125               13,657,832
                                                           ==========              ==========               ==========


                              See Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


1.      SIGNIFICANT ACCOUNTING POLICIES

        The Fund is registered under the Investment Company Act of 1940 as a Unit Investment Trust. A summary of the significant accounting policies, which are in conformity with accounting principles generally accepted in the United States of America, followed by the Fund in the preparation of its financial statements since July 7, 1983, its initial date of deposit, is as follows:

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
                                                   ============  ==============

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


        MARKETABLE SECURITIES, AT DECEMBER 31, 2000:

                                          TOTAL                       MARKET
       NAME OF ISSUER                    SHARES         COST           VALUE

       AT&T                             7,276,567  $ 57,016,128  $  125,975,567
       Avaya Inc.                         423,041     1,149,238       4,362,600
       BellSouth Corporation            7,048,697    28,374,265     288,556,034
       Lucent Technologies              5,076,382    19,838,896      68,531,157
       NCR Corp.                          244,755     2,613,840      12,023,589
       Qwest Communications             2,782,753    13,707,478     114,092,873
       SBC Communications Inc.         13,174,639    62,748,592     629,089,012
       Verizon Communications           5,538,715    50,855,274     277,628,089
       Vodafone Airtouch                3,915,950     8,829,885     140,239,959
                                                   ------------  --------------

                                                   $245,133,596  $1,660,498,880
                                                   ============  ==============

3.      DISTRIBUTIONS

        Any monthly distributions to Holders, who have not elected to participate in the Fund's Reinvestment Plan, are made on or about the first day of each month. The income distribution payable at December 31, 1999 and 2000 to holders of record at December 15, 1999 and December 15, 2000 was at the rate of $.252 and $.240 per unit, respectively.

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

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


6.      NET CAPITAL

                                                           DECEMBER 31,
                                                       2000             1999
Cost at dates of deposit, including
  subsequent reinvested distributions,
  of remaining units outstanding ..........      $  253,338,927    $  276,519,128

Less sales charge .........................          (3,800,080)        4,147,783
                                                 --------------    --------------

Net amount applicable to Holders ..........         249,538,847       272,371,345
Redemptions of units - net cost
  of units redeemed less redemption
  amounts .................................        (925,441,810)     (763,235,825)
Principal distributions ...................         (79,797,545)      (15,749,174)
Realized gain on securities sold ..........       1,000,669,446       773,804,178
Unrealized appreciation of
  investments .............................       1,415,365,284     2,385,257,141
                                                 --------------    --------------

Net capital applicable to Holders .........      $1,660,334,222    $2,652,447,665
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

8.      QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

        A summary of the Fund's 2000 and 1999 quarterly results of operations, in thousands of dollars, is as follows:

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
                       ========    ========    =========    ========        ========

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


Year Ended December 31, 2000

                                       FOR THE QUARTER ENDED
                                                                          2000
                      MARCH 31    JUNE 30   SEPTEMBER 30  DECEMBER 31    TOTAL

Net investment
  income              $  9,598    $ 10,258   $   8,967     $  7,614    $ 36,437

Net realized
  and unrealized
  gain (loss) on
  investments         (108,374)   (296,956)   (130,130)    (207,566)   (743,026)
                      --------   ---------   ---------    ---------   ---------

Net increase
  (decrease)
  in net assets
  resulting from
  operations          $(98,776)  $(286,698)  $(121,163)   $(199,952)  $(706,589)
                      ========   =========   =========    =========   =========

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                      Page
a. 1.1 - Statements of Condition as of December 31, 1999 and
         2000 ........................................................ 7

   1.2 - Statements of Operations for the years ended December 31,
         1998, December 31, 1999 and December 31,
         2000 ........................................................ 8

   1.3 - Statements of Changes in Net Assets for the years ended
         December 31, 1998, December 31, 1999 and December 31,
         2000 ........................................................ 9

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

  13.1 - Form 10-Q, for the quarter ended March 31, 1999, incorporated by reference to 1934 Act File No. 001-08642.

  13.2 - Form 10-Q, for the quarter ended June 30, 1999, incorporated by reference to 1934 Act File No. 001-08642.

  13.3 - Form 10-Q, for the quarter ended September 30, 1999, incorporated by reference to 1934 Act File No. 001-08642.

  13.4 - Form 10-K for the fiscal year ended December 31, 1999, incorporated by reference to 1934 Act File No. 001-08642.

  13.5 - Form 10-Q for the quarter ended March 31, 2000, incorporated by reference to 1934 Act File No. 001-08642.

  13.6 - Form 10-Q for the quarter ended June 30, 2000, incorporated by reference to 1934 Act File No. 001-08642.

  13.7 - Form 10-Q for the quarter ended September 30, 2000, incorporated by reference to 1934 Act File No. 001-08642.

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

                                       The Equity Investor Fund, First
                                       Exchange Series - AT&T Shares

                                              By:  The Bank of New York,
                                                   as Trustee



Date: March 27, 2001                          By: /s/ Joanna Yedreyeski
                                                 -----------------------
                                                 Name:  Joanna Yedreyeski
                                                 Title: Assistant Vice President