Form 10-Q
period 2001-03-31
EQUITY INCOME FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 2001-05-15
CIK 718418

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

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

     (See pages D-1 - D-8 below.)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Sponsors, Trustee and Holders
  of The Equity Investor Fund,
  First Exchange Series - AT&T Shares:

We have reviewed the accompanying statement of condition of The Equity Investor Fund, First Exchange Series - AT&T Shares as of March 31, 2001 and the related statements of operations and of changes in net assets for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Trustee.

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

Based on our reviews, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of condition of The Equity Investor Fund, First Exchange Series - AT&T Shares as of December 31, 2000, and the related statements of operations and of changes in net assets for the year then ended (not presented herein) and in our report dated February 6, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of condition as of December 31, 2000 is fairly stated, in all material respects, in relation to the statement of condition from which it has been derived.





Deloitte & Touche LLP
New York, NY
May 9, 2001

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION


                                                                (Unaudited)
                                                                 March 31,        December 31,
                                                                    2001             2000

TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    2000 cost - $245,133,596                                                    $1,660,498,880
    2001 cost - $239,163,200                                  $1,535,672,833
  Dividends receivable                                               266,229           659,840
  Cash                                                             2,113,866         2,377,773

            Total                                              1,538,052,928     1,663,536,493

LESS LIABILITIES:
  Distribution payable (Note 3)                                    2,375,065         2,875,996
  Unit Redemptions Payable                                                              81,485
  Accrued expenses                                                   123,188           172,131

            Total                                                  2,498,253         3,129,612

TOTAL TRUST PROPERTY                                          $1,535,554,675    $1,660,406,881

NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    2000 - 11,925,002 (Note 6)                                                  $1,660,334,222
    2001 - 11,635,475 (Note 6)                                $1,535,619,381
  Undistributed (excess distributed) net investment income          (64,706)            72,659

NET ASSETS                                                    $1,535,554,675    $1,660,406,881

UNIT VALUE:
  2000 - $1,660,406,881 / 11,925,002 units                                             $139.24
  2001 - $1,535,554,675 / 11,635,475 units                           $131.97


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS


                                                                   (Unaudited)
                                                           Three Months Ended March 31,
                                                                2001           2000

INVESTMENT INCOME:
  Dividend income                                          $  7,180,935     $  9,723,216
  Trustee's fees and expenses                                   (60,013)        (118,045)
  Sponsors' fees                                                 (6,880)          (7,012)

  Net investment income                                       7,114,042        9,598,159

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
  Realized gain on securities sold                           36,341,748       34,976,079
  Unrealized depreciation of investments                   (118,855,651)    (143,349,929)

  Net realized and unrealized loss on investments           (82,513,903)    (108,373,850)

NET DECREASE IN NET ASSETS RESULTING FROM
  OPERATIONS                                               $(75,399,861)    $(98,775,691)


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS


                                                                  (Unaudited)
                                                         Three Months Ended March 31,
                                                              2001             2000

OPERATIONS:
  Net investment income                                  $    7,114,042    $   9,598,159
  Realized gain on securities sold                           36,341,748       34,976,079
  Unrealized depreciation of investments                   (118,855,651)    (143,349,929)

  Net decrease in net assets resulting
    from operations                                         (75,399,861)     (98,775,691)

INCOME DISTRIBUTIONS TO HOLDERS (Note 3):                    (7,181,103)      (9,770,273)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 289,527 and 216,452 units,
    respectively (Note 5)                                  (42,271,242)      (40,181,965)

NET DECREASE IN NET ASSETS                                 (124,852,206)    (148,727,929)

NET ASSETS AT BEGINNING OF PERIOD                         1,660,406,881    2,653,576,275

NET ASSETS AT END OF PERIOD                              $1,535,554,675   $2,504,848,346

PER UNIT:
  Income distributions during period                              $.609            $.756

  Net asset value at end of period                              $131.97          $195.70

UNITS OUTSTANDING AT END OF PERIOD                           11,635,475       12,799,673


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

2. MARKETABLE SECURITIES, AT DECEMBER 31, 2000:

                                          Total                       Market
       Name of Issuer                    Shares         Cost           Value

       AT&T                             7,276,567  $ 57,016,128  $  125,975,567
       Avaya Inc.                         423,041     1,149,238       4,362,600
       BellSouth Corporation            7,048,697    28,374,265     288,556,034
       Lucent Technologies              5,076,382    19,838,896      68,531,157
       NCR Corp.                          244,755     2,613,840      12,023,589
       QWest Communications            2,782,753    13,707,478     114,092,873
       SBC Communications Inc.         13,174,639    62,748,592     629,089,012
       Verizon Communications           5,538,715    50,855,274     277,628,089
       Vodafone Airtouch                3,915,950     8,829,885     140,239,959

                                                   $245,133,596  $1,660,498,880



                   See Independent Accountants' Review Report.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


MARKETABLE SECURITIES, AT MARCH 31, 2001 (UNAUDITED):

       Name of Issuer                    Shares         Cost           Value

       AT&T                            7,099,432   $ 55,627,389  $  151,217,902
       Avaya                             412,769      1,121,301       5,365,997
       BellSouth Corporation           6,877,118     27,684,517     281,411,668
       Lucent Technologies             4,952,826     19,357,028      49,379,675
       NCR Corp.                         238,828      2,550,540       9,321,457
       SBC Communications Inc.         2,715,044     13,373,673      95,162,292
       QWest Communications           12,853,925     61,215,579     573,670,673
       Verizon Communications          5,403,904     49,617,709     266,412,467
       Vodafone Group
          (formerly Vodafone Airtouch) 3,820,652      8,615,464     103,730,702

                                                   $239,163,200  $1,535,672,833
3.   DISTRIBUTIONS

     Any monthly distributions to Holders, who have not elected to participate in the Fund's Reinvestment Plan, are made on or about the first day of each month. The income distribution payable at March 31, 2001 to holders of record at March 15, 2001 was at the rate of $.2030 per unit.

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


6.   INTERIM FINANCIAL STATEMENTS

     In the opinion of the management of the Fund, the unaudited financial statements as of March 31, 2001, and for the three-month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.


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


                   See Independent Accountants' Review Report.

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           During the first quarter ended March 31, 2001, The Equity Investor Fund, First Exchange Series - AT&T Shares (the "Fund") continued to hold securities of AT&T and each of the eight companies.

           The Fund had net investment income of approximately $7.1 million and net realized and unrealized loss on investments of approximately $82.5 million for the quarter ended March 31, 2001, causing a net decrease in net assets resulting from operations of approximately $75.4 million. In contrast, net investment income of approximately $9.6 million and net realized and unrealized loss on investments of approximately $108.4 million for the quarter ended March 31, 2000, resulted in a net decrease in net assets resulting from operations of approximately $98.8 million. For the year ended December 31, 2000, net investment income of approximately $36.4 million and net realized and unrealized loss on investments of approximately $743.0 million resulted in a net decrease in net assets resulting from operations of approximately $706.6 million.

           Income distributions during the first quarter of 2001 totaled $0.609 per Unit, compared with income distributions of $0.756 per Unit during the first quarter of 2000.

           As of the end of the first quarter of 2001, the per Unit net asset value of the fund had decreased to $131.97 from its $195.70 level at the end of the first quarter of 2000.

           There was a decrease of 289,527 Units outstanding during the first quarter of 2001 due to redemptions, and there were 11,635,475 Units outstanding at the end of that quarter.


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


                                         THE EQUITY INVESTOR FUND, First
                                         Exchange Series - AT&T Shares


                                         By: THE BANK OF NEW YORK,
                                             as Trustee


                                         By: /s/ Joanna Yedreyeski
                                             ----------------------
                                             Joanna Yedreyeski
                                             Assistant Vice President


Dated:  May 15, 2001