Form 10-Q
period 2001-06-30
EQUITY INVESTOR FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 2001-08-14
CIK 718418

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended June 30, 2001
                               --------------

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


ITEM 1.       FINANCIAL STATEMENTS.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Sponsors, Trustee and Holders
  of The Equity Investor Fund,
  First Exchange Series - AT&T Shares:

We have reviewed the accompanying statements of condition of The Equity Investor Fund, First Exchange Series - AT&T Shares as of June 30, 2001 and the related statements of operations and of changes in net assets for the three-month and six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Trustee.

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


Deloitte & Touche LLP
New York, NY
August 3, 2001

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION


                                                                (Unaudited)
                                                                  June 30,        December 31,
                                                                    2001             2000

TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    2000 cost - $245,133,596                                                    $1,660,498,880
    2001 cost - $233,748,509                                  $1,423,716,175
  Dividends receivable                                               601,783           659,840
  Cash                                                             1,989,684         2,377,773


            Total                                              1,426,307,642     1,663,536,493

LESS LIABILITIES:
  Distribution payable (Note 3)                                    2,335,872         2,875,996
  Unit redemptions payable                                            24,272            81,485
  Accrued expenses                                                   132,174           172,131

            Total                                                  2,492,318         3,129,612

TOTAL TRUST PROPERTY                                          $1,423,815,324    $1,660,406,881

NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    2000 - 11,925,002 (Note 6)                                                  $1,660,334,222
    2001 - 11,375,433 (Note 6)                                $1,423,658,916
  Undistributed net investment income                                156,408            72,659

NET ASSETS                                                    $1,423,815,324    $1,660,406,881

UNIT VALUE:
  2000 - $1,660,406,881 / 11,925,002 units                                             $139.24
  2001 - $1,423,815,324 / 11,375,433 units                           $125.17


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS


                                                                        (Unaudited)
                                                                Three Months Ended June 30,
                                                                    2001           2000

INVESTMENT INCOME:
  Dividend income                                            $   7,514,166   $  10,465,851
  Trustee's fees and expenses                                     (106,125)       (201,048)
  Sponsors' fees                                                   (53,104)         (6,945)

  Net investment income                                          7,354,937      10,257,858

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
  Realized gain on securities sold                              29,186,913     106,073,149
  Unrealized depreciation of
    investments                                               (106,541,967)  (403,029,677)

  Net realized and unrealized loss on
    investments                                                (77,355,054)  (296,956,528)

NET DECREASE IN NET ASSETS RESULTING
  FROM OPERATIONS                                            $ (70,000,117)  $(286,698,670)


                                                                        (Unaudited)
                                                                 Six Months Ended June 30,
                                                                    2001           2000

INVESTMENT INCOME:
  Dividend income                                            $  14,695,101   $  20,189,067
  Trustee's fees and expenses                                     (166,138)       (319,093)
  Sponsors' fees                                                   (59,984)        (13,957)

  Net investment income                                         14,468,979      19,856,017

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
  Realized gain on securities sold                              65,528,661     141,049,228
  Unrealized depreciation of
    investments                                               (225,397,618)  (546,379,606)

  Net realized and unrealized loss on
    investments                                               (159,868,957)  (405,330,378)

NET DECREASE IN NET ASSETS RESULTING
  FROM OPERATIONS                                            $(145,399,978)  $(385,474,361)


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS

                                                                        (Unaudited)
                                                                Three Months Ended June 30,
                                                                    2001           2000

OPERATIONS:
  Net investment income                                     $    7,354,937  $   10,257,858
  Realized gain on securities sold                              29,186,913     106,073,149
  Unrealized depreciation of investments                      (106,541,967)   (403,029,677)

  Net decrease in net assets resulting from operations         (70,000,117)   (286,698,670)

INCOME DISTRIBUTIONS TO HOLDERS (Note 3)                        (7,064,910)     (9,718,702)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 260,042 and 261,400 units,
     respectively (Note 5)                                     (34,674,324)    (48,193,801)

NET DECREASE IN NET ASSETS                                    (111,739,351)   (344,611,173)

NET ASSETS AT BEGINNING OF PERIOD                            1,535,554,675   2,504,848,346

NET ASSETS AT END OF PERIOD                                 $1,423,815,324  $2,160,237,173

PER UNIT:
  Income distributions during period                                 $.614           $.768

  Net asset value at end of period                                 $125.17         $172.29

UNITS OUTSTANDING AT END OF PERIOD                              11,375,433      12,538,273



                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS

                                                                        (Unaudited)
                                                                 Six Months Ended June 30,
                                                                    2001           2000
OPERATIONS:
  Net investment income                                     $   14,468,979  $   19,856,017
  Realized gain on securities sold                              65,528,661     141,049,228
  Unrealized depreciation of investments                      (225,397,618)   (546,379,606)

  Net decrease in net assets result from operations           (145,399,978)   (385,474,361)

INCOME DISTRIBUTIONS TO HOLDERS (Note 3)                       (14,246,013)    (19,488,975)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 549,569 and 477,852 units,
     respectively (Note 5)                                     (76,945,566)    (88,375,766)

NET DECREASE IN NET ASSETS                                    (236,591,557)   (493,339,102)

NET ASSETS AT BEGINNING OF PERIOD                            1,660,406,881   2,653,576,275

NET ASSETS AT END OF PERIOD                                 $1,423,815,324  $2,160,237,173

PER UNIT:
  Income distributions during period                                 $1.22           $1.52

  Net asset value at end of period                                 $125.17         $172.29

UNITS OUTSTANDING AT END OF PERIOD                              11,375,433      12,538,273



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

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES

    The Fund is registered under the Investment Company Act of 1940 as a Unit Investment Trust. A summary of the significant accounting policies, which are in conformity with accounting principles generally accepted in the United States of America, followed by the Fund in the preparation of its financial statements since July 7, 1983, its initial date of deposit, is as follows:

       (a) Securities are stated at market value based on the last sales price reported at the close of business on the New York Stock Exchange. Substantially all of the aggregate cost of securities represents the market value of the shares of common stock of American Telephone and Telegraph Company (AT&T) on the days the shares were exchanged for units of the Fund; such aggregate cost was subsequently allocated among the portfolio holdings in shares of AT&T and the seven regional holding companies following their divestiture by AT&T in conformity with its Plan of Reorganization. Realized gains or losses on sales of securities are determined using the identified cost basis.

       (b) The Fund is not subject to income taxes. Accordingly, no provision for such taxes is required.

       (c)    Dividend income has been recognized on the ex-dividend date.

2.  MARKETABLE SECURITIES, AT DECEMBER 31, 2000:

                                          Total                       Market
       Name of Issuer                    Shares         Cost           Value

       AT&T                             7,276,567  $ 57,016,128   $ 125,975,567
       Avaya Inc.                         423,041     1,149,238       4,362,600
       BellSouth Corporation            7,048,697    28,374,265     288,556,034
       Lucent Technologies              5,076,382    19,838,896      68,531,157
       NCR Corp.                          244,755     2,613,840      12,023,589
       QWest Communications             2,782,753    13,707,478     114,092,873
       SBC Communications Inc.         13,174,639    62,748,592     629,089,012
       Verizon Communications, Inc.     5,538,715    50,855,274     277,628,089
       Vodafone Airtouch                3,915,950     8,829,885     140,239,959

                                                   $245,133,596  $1,660,498,880


                   See Independent Accountants' Review Report.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


     MARKETABLE SECURITIES, AT JUNE 30, 2001:

                                          Total                       Market
       Name of Issuer                    Shares         Cost           Value

       AT&T                             6,938,789  $ 54,367,948  $  152,653,358
       Avaya                              403,453     1,095,961       5,527,306
       BellSouth Corporation            6,721,512    27,058,981     270,675,288
       Lucent Technologies              4,840,771    18,920,013      30,012,780
       NCR Corp.                          233,447     2,493,071      10,972,009
       SBC Communications Inc.         12,563,067    59,825,278     503,276,464
       QWest Communications             2,653,632    13,070,912      84,571,252
       Verizon                          5,281,643    48,495,353     282,567,901
       Vodafone Group                   3,734,220     8,420,992      83,459,817

                                                   $233,748,509  $1,423,716,175

3.     DISTRIBUTIONS

       Any monthly distributions to Holders, who have not elected to participate in the Fund's Reinvestment Plan, are made on or about the first day of each month. The income distribution payable at June 30, 2001 to holders of record at June 15, 2001 was at the rate of $.2050 per unit.

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

6.     INTERIM FINANCIAL STATEMENTS

       In the opinion of the management of the Fund, the unaudited financial statements as of June 30, 2001, and for the three-month and six-month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.



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



                   See Independent Accountants' Review Report.

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       During the second quarter ended June 30, 2001, The Equity Investor Fund, First Exchange Series - AT&T Shares (the "Fund") held securities of AT&T and eight other companies.

       The Fund had net investment income of approximately $7.4 million and net realized and unrealized loss on investments of approximately $77.4 million for the quarter ended June 30, 2001, causing a net decrease in net assets resulting from operations of approximately $70.0 million. In contrast, net investment income of approximately $10.3 million and net realized and unrealized loss on investments of approximately $297.0 million for the quarter ended June 30, 2000, resulted in a net decrease in net assets resulting from operations of approximately $286.7 million. For the year ended December 31, 2000, net investment income of approximately $36.4 million and net realized and unrealized loss on investments of approximately $743 million resulted in a net decrease in net assets resulting from operations of approximately $706.6 million.

       Income distributions during the second quarter of 2001 totaled $0.61 per Unit, compared with income distributions of $0.77 per Unit during the second quarter of 2000.

       As of the end of the second quarter of 2001, the per Unit net asset value of the fund had decreased to $125.17 from its $172.29 level at the end of the second quarter of 2000.

       There was a decrease of 260,042 Units outstanding during the second quarter of 2001 due to redemptions, and there were 11,375,433 Units outstanding at the end of that quarter.


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

              27 - Financial Data Schedule.

       (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended June 30, 2001.

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


                                            THE EQUITY INVESTOR FUND, First
                                            Exchange Series - AT&T Shares


                                            By: THE BANK OF NEW YORK,
                                                as Trustee


                                            By: /s/ Joanna Yedreyeski
                                               ----------------------
                                               Joanna Yedreyeski
                                               Vice President


Dated:  August 14, 2001