Form 10-Q
period 2001-09-30
EQUITY INVESTOR FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 2001-11-14
CIK 718418

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------

                                    FORM 10-Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended September 30, 2001
                               --------------

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

Merrill Lynch, Pierce, Fenner                Prudential Securities
  & Smith Incorporated                         Incorporated
P.O. Box 9051                                One Seaport Plaza
Princeton, New Jersey  08543                 199 Water Street
                                             New York, New York  10292

Morgan Stanley Dean Witter                   Smith Barney Inc.
1221 Avenue of the Americas                  388 Greenwich Street
New York, New York  10020                    New York, New York  10013
--------------------------------------------------------------------------------
             (Addresses of Principal Executive Offices of Sponsors)

The Bank of New York, 1 Campus Drive, Pleasantville, NY         10590
--------------------------------------------------------------------------------
(Addresses of Principal Executive Office of Trustee)         (Zip Code)

Trustee's Telephone Number, Including Area Code: (914) 749-8180
                                                 --------------

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


ITEM 1.    FINANCIAL STATEMENTS.

        (See pages D-1 - D-8 below.)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Sponsors, Trustee and Holders
  of The Equity Investor Fund,
  First Exchange Series - AT&T Shares:

We have reviewed the accompanying statement of condition of The Equity Investor Fund, First Exchange Series - AT&T Shares as of September 30, 2001 and the related statements of operations and of changes in net assets for the three-month and nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of condition of The Equity Investor Fund, First Exchange Series - AT&T Shares as of December 31, 2000 and the related statements of operations and of changes in net assets for the year then ended (not presented herein) and in our report dated February 6, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of condition as of December 31, 2000 is fairly stated, in all material respects, in relation to the statement of condition from which it has been derived.





Deloitte & Touche LLP
New York, NY
November 8, 2001
                                       D-1

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION

                                                                (Unaudited)
                                                               September 30,      December 31,
                                                                    2001             2000

TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    2000 cost - $245,133,596                                                    $1,660,498,880
    2001 cost - $226,275,616                                  $1,441,690,664
  Dividends receivable                                               252,035           659,840
  Cash                                                             1,880,341         2,377,773

            Total                                              1,443,823,040     1,663,536,493

LESS LIABILITIES:
  Distribution payable (Note 3)                                    2,244,259         2,875,996
  Unit Redemptions Payable                                            56,354            81,485
  Accrued expenses                                                   138,934           172,131

            Total                                                  2,439,547         3,129,612

TOTAL TRUST PROPERTY                                          $1,441,383,493    $1,660,406,881

NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    2000 - 11,925,002 (Note 6)                                                  $1,660,334,222
    2001 - 11,007,033 (Note 6)                                $1,441,426,726
  Undistributed (excess distributed) net investment income           (43,233)           72,659

NET ASSETS                                                    $1,441,383,493    $1,660,406,881

UNIT VALUE:
  2000 - $1,660,406,881/11,925,002 units                                               $139.24
  2001 - $1,441,383,493/11,007,033 units                             $130.95

                        See Independent Accountants' Review Report and
                                Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS


                                                               (Unaudited)
                                                         Three Months Ended September 30,
                                                                2001           2000

INVESTMENT INCOME:
  Dividend income                                         $   6,819,138    $   8,897,126
  Trustee's fees and expenses                                   (89,458)          77,176
  Sponsors' fees                                                (12,136)          (6,895)

  Net investment income                                       6,717,544        8,967,407

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
  Realized gain on securities sold                           38,583,555       42,314,598
  Unrealized appreciation (depreciation) of
    investments                                              25,447,382     (172,444,561)

  Net realized and unrealized gain (loss) on
    investments                                              64,030,937     (130,129,963)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING
  FROM OPERATIONS                                         $  70,748,481    $(121,162,556)


                                                               (Unaudited)
                                                          Nine Months Ended September 30,
                                                                2001           2000

INVESTMENT INCOME:
  Dividend income                                         $  21,514,239    $  29,086,193
  Trustee's fees and expenses                                  (255,595)        (241,917)
  Sponsors' fees                                                (72,120)         (20,852)

  Net investment income                                      21,186,524       28,823,424

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:

  Realized gain on securities sold                          104,112,215      183,363,826
  Unrealized depreciation of investments                   (199,950,236)    (718,824,166)

  Net realized and unrealized loss
    on investments                                          (95,838,021)    (535,460,340)

NET DECREASE IN NET ASSETS RESULTING
  FROM OPERATIONS                                         $ (74,651,497)   $(506,636,916)

                        See Independent Accountants' Review Report and
                                Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS


                                                                  (Unaudited)
                                                       Three Months Ended September 30,
                                                              2001             2000

OPERATIONS:
  Net investment income                                  $    6,717,544   $    8,967,407
  Realized gain on securities sold                           38,583,555       42,314,598
  Unrealized appreciation (depreciation) of
    investments                                              25,447,382     (172,444,561)

  Net increase (decrease) in net assets resulting
    from operations                                          70,748,481     (121,162,556)

DISTRIBUTIONS TO HOLDERS (Note 3):
  Income                                                     (6,843,866)      (8,951,906)
  Principal                                                                  (63,302,028)

  Total distributions                                        (6,843,866)     (72,253,934)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 368,400 and 289,312 units,
    respectively (Note 5)                                   (46,336,446)     (46,780,831)

NET INCREASE (DECREASE) IN NET ASSETS                        17,568,169     (240,197,321)

NET ASSETS AT BEGINNING OF PERIOD                         1,423,815,324    2,160,237,173

NET ASSETS AT END OF PERIOD                              $1,441,383,493   $1,920,039,852

PER UNIT:
  Income distributions during period                               $.61             $.72

  Principal distributions during period                                            $5.10

  Net asset value at end of period                              $130.95          $156.75

UNITS OUTSTANDING AT END OF PERIOD                           11,007,033       12,248,961

                        See Independent Accountants' Review Report and
                                Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS

                                                                  (Unaudited)
                                                         Nine Months Ended September 30,
                                                              2001             2000
OPERATIONS:
  Net investment income                                  $   21,186,524   $   28,823,424
  Realized gain on securities sold                          104,112,215      183,363,826
  Unrealized depreciation of investments                   (199,950,236)    (718,824,166)

  Net decrease in net assets resulting
    from operations                                         (74,651,497)    (506,636,916)

DISTRIBUTIONS TO HOLDERS (Note 3):
  Income                                                    (21,089,879)     (28,440,883)
  Principal                                                                  (63,302,028)

  Total distributions                                       (21,089,879)     (91,742,911)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 917,969 and 767,164 units,
    respectively (Note 5)                                  (123,282,012)    (135,156,596)

NET DECREASE IN NET ASSETS                                 (219,023,388)    (733,536,423)

NET ASSETS AT BEGINNING OF PERIOD                         1,660,406,881    2,653,576,275

NET ASSETS AT END OF PERIOD                              $1,441,383,493   $1,920,039,852

PER UNIT:
  Income distributions during period                              $1.83            $3.65

  Principal distributions during period                                            $5.10

  Net asset value at end of period                              $130.95          $156.75

UNITS OUTSTANDING AT END OF PERIOD                           11,007,033       12,248,961

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

2.   MARKETABLE SECURITIES, AT SEPTEMBER 30, 2001 (UNAUDITED):

                                          Total                            Market
       Name of Issuer                    Shares            Cost             Value

       AT&T                             6,716,978   $   40,873,523    $  129,637,675
       AT&T Wireless
        (Spin-off from AT&T)            2,161,832       11,759,179        32,297,770
       Avaya                              390,580        1,060,946         3,866,742
       BellSouth Corporation            6,506,652       26,195,244       270,351,391
       Lucent Technologies              4,686,045       18,316,582        26,851,038
       NCR Corp.                          226,015        2,413,697         6,701,345
       Qwest Communications             2,568,830       12,652,838        42,899,461
       SBC Communications Inc.         12,161,460       57,905,597       573,047,995
       Verizon Communications           5,112,819       46,945,549       276,654,636
       Vodafone Group                   3,614,873        8,152,461        79,382,611

                                                      $226,275,616    $1,441,690,664

                   See Independent Accountants' Review Report.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


     MARKETABLE SECURITIES, AT DECEMBER 31, 2000:

                                          Total                       Market
       Name of Issuer                    Shares         Cost           Value
       AT&T                             7,276,567  $ 57,016,128  $  125,975,567
       Avaya                              423,041     1,149,238       4,362,600
       BellSouth Corporation            7,048,697    28,374,265     288,556,034
       Lucent Technologies              5,076,382    19,838,896      68,531,157
       NCR Corp.                          244,755     2,613,840      12,023,589
       Qwest Communications             2,782,753    13,707,478     114,092,873
       SBC Communications Inc.         13,174,639    62,748,592     629,089,012
       Verizon Communications           5,538,715    50,855,274     277,628,089
       Vodafone Group                   3,915,950     8,829,885     140,239,959

                                                   $245,133,596  $1,660,498,880

3.   DISTRIBUTIONS

     Any monthly distributions to Holders, who have not elected to participate in the Fund's Reinvestment Plan, are made on or about the first day of each month. The Income distribution payable at September 30, 2001 to holders of record at September 15, 2001 was at the rate of $.2020 per unit.

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

6.   INTERIM FINANCIAL STATEMENTS

     In the opinion of the management of the Fund, the unaudited financial statements as of September 30, 2001, and for the three-month and nine-month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

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

                   See Independent Accountants' Review Report.

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        During the third quarter ended September 30, 2001, The Equity Investor Fund, First Exchange Series - AT&T Shares (the "Fund") held securities of AT&T and the nine other companies.

        The Fund had net investment income of approximately $6.7 million and net realized and unrealized gain on investments of approximately $64.0 million for the quarter ended September 30, 2001, causing a net increase in net assets resulting from operations of approximately $70.7 million. In contrast, net investment income of approximately $8.9 million and net realized and unrealized loss on investments of approximately $130.1 million for the quarter ended September 30, 2000, resulted in a net decrease in net assets resulting from operations of approximately $121.2 million. For the year ended December 31, 2000, net investment income of approximately $36.4 million and net realized and unrealized loss on investments of approximately $743.0 million resulted in a net decrease in net assets resulting from operations of approximately $706.6 million.

        Income distributions during the third quarter of 2001 totaled $0.61 per Unit, compared with income distributions of $0.72 per Unit during the third quarter of 2000. Principal distribution during the third quarter of 2001 were zero, compared with principal distributions of $5.10 per unit during the third quarter of 2000.

        As of the end of the third quarter of 2001, the per Unit net asset value of the fund had decreased to $130.95 from its $156.75 level at the end of the third quarter of 2000.

        There was a decrease of 368,400 Units outstanding during the third quarter of 2001 due to redemptions, and there were 11,007,033 Units outstanding at the end of that quarter.


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

                27 - Financial Data Schedule.

        (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended September 30, 2001.

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


Dated:  November 14, 2001