Form 10-K405
period 2001-12-31
EQUITY INVESTOR FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 2002-03-29
CIK 718418

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Fiscal Year Ended                                   December 31, 2001
.................................................................................

Commission file number                                  001-08642
.................................................................................

          The Equity Investor Fund, First Exchange Series - AT&T Shares
.................................................................................
             (Exact name of registrant as specified in its charter)


          New York                                13-6824382
.................................................................................
(State or other jurisdiction                      (I.R.S. Employer
of incorporation)                                 Identification No.)

Merrill Lynch, Pierce, Fenner                     Prudential Securities
& Smith Incorporated                                Incorporated
P.O. Box 9051                                     One Seaport Plaza
Princeton, New Jersey  08543-9051                 199 Water Street
                                                  New York, New York  10292

Morgan Stanley Dean Witter                        Smith Barney Inc.
75 Varick Street                                  388 Greenwich Street
New York, New York  10013                         New York, New York  10013
.................................................................................
             (Addresses of principal executive offices of Sponsors)


         The Bank of New York, 101 Barclay Street, New York, N.Y. 10286
.................................................................................
               (Address of principal executive offices of Trustee)


                                 (212) 815-2887
.................................................................................
                (Trustee's telephone number, including area code)

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

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X.

      The aggregate market value of units of beneficial interest held of record on the books of the Trustee by non-affiliates of the registrant as of December 31, 2001 was $1,257,263,094.92.

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

      The following are the high and low sale prices of Units of the Fund during each quarter for the last two fiscal years in which the Units were traded on the American Stock Exchange, Inc., which was the principal exchange market for the
Units:

                              HIGH SALE          LOW SALE
QUARTER ENDED                   PRICE              PRICE
-------------                   -----              -----
March 31, 2000                $204.750           $170.500
June 30, 2000                  209.000            171.000
September 30, 2000             182.000            147.250
December 31, 2000              173.000            135.880

March 31, 2001                $155.310           $124.300
June 30, 2001                  137.600            120.310
September 30, 2001             133.300            117.510
December 31, 2001              132.400            113.700


      (ii)  HOLDERS

      There were 3,682 record holders of Units of the Fund on the books of the Trustee on December 31, 2001, eighty-nine and sixty-six hundredths of a percent (89.66%) of such Units were held of record by Cede & Co., a nominee of the Depository Trust Company, for certain of its participants on that date.

      (iii) DIVIDENDS

      The following are the cash distributions which were paid to holders of Units of the Fund during the last two fiscal years:

[DISTRIBUTION DATE 2000       RATE PER UNIT          TOTAL DISTRIBUTION]
-----------------------       -------------          -------------------
January 1, 2000                  $ .252                 $ 3,288,178.40
February 1, 2000                 $ .252                 $ 3,279,899.70
March 1, 2000                    $ .252                 $ 3,255,480.14
April 1, 2000                    $ .252                 $ 3,234,892.75
May 1, 2000                      $ .256                 $ 3,276,716.29
June 1, 2000                     $ .256                 $ 3,228,059.65
July 1, 2000                     $ .256                 $ 3,213,925.89
August 1, 2000                   $ .241                 $ 3,021,712.95
September 1, 2000                $ .240                 $ 2,981,842.32
October 1, 2000                  $ .240                 $ 2,948,350.80
November 1, 2000                 $ .240                 $ 2,936,429.04
December 1, 2000                 $ .240                 $ 2,892,541.68

     TOTALS                      $2.977                 $37,558,029.61

DISTRIBUTION DATE 2001        RATE PER UNIT          TOTAL DISTRIBUTION
----------------------        -------------          ------------------
January 1, 2001                 $ .240                  $ 2,875,996.32
February 1, 2001                  .203                    2,419,725.49
March 1, 2001                     .203                    2,386,311.69
April 1, 2001                     .203                    2,375,065.29
May 1, 2001                       .204                    2,373,557.34
June 1, 2001                      .205                    2,355,480.55
July 1, 2001                      .205                    2,335,871.89
August 1, 2001                    .205                    2,329,723.94
September 1, 2001                 .202                    2,269,882.89
October 1, 2001                   .202                    2,244,259.39
November 1, 2001                  .202                    2,221,694.17
December 1, 2001                  .202                    2,200,995.43

     TOTALS                     $2.476                  $28,388,564.39

(b) If required pursuant to Rule 463 of the Securities Act of 1933, furnish the information required by Item 701(f) of Regulation S-K.

      Not Applicable.

      ITEM 6. SELECTED FINANCIAL DATA.


                             SELECTED FINANCIAL DATA
          (in thousands except for outstanding Units and Per Unit Data)

                              1997             1998             1999             2000                2001
                              ----             ----             ----             ----                ----
Net investment
income                   $    41,961      $    40,561      $    38,581      $     36,438       $     28,074

Net realized
and unrealized
gain (loss)
on investments           $   542,775      $   895,796      $   283,141      $   (743,026)         ($245,323)

Net increase
(decrease) in net
assets resulting
from operations          $   584,736      $   936,357      $   321,722      $   (706,589)         ($217,248)

Total distribu-
tions to
Unit holders             $    42,211      $    40,229      $    55,569      $    101,194       $     27,696

Net assets at
end of year              $ 1,735,234      $ 2,513,292      $ 2,653,576      $  1,660,407       $  1,257,513

Units outstand-
ing at end
of year                   14,505,395       13,657,832       13,016,125        11,925,002         10,715,112

Per Unit Data:
  Income distribu-
  tions during year      $      2.79      $      2.85      $      2.99      $       2.97       $       2.44

  Principal distri-
  butions during
  year                   $      0.00      $      0.00      $      1.18      $       5.16       $       0.00

  Net asset value
  at end of year         $    119.63      $    184.02      $    203.87      $     139.24       $     117.36


      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The Fund, as a non-managed unit investment trust, has no officers or directors. The Trustees and Sponsors of the Fund are named in Item 1.

            The Fund had net investment income of $28.1 million and net realized and unrealized loss on investments of $245.3 million for the year 2001 as compared with net investment income of $36.4 million and net realized and unrealized loss on investments of $743 million for the year 2000 and net investment income of $38.6 million and net realized and unrealized gain on investments of $283.1 million for the year 1999.

            The net decrease in net assets resulting from operations for the year 2001 was $217.2 million as compared to a net decrease of $706.6 million for the year 2000 and a net increase of $321.7 million for the year 1999. The decrease in net assets resulting from operations of $217.2 million for the year 2001 was substantially the result of realized and unrealized losses on investments. The net decrease in net assets resulting from operations of $706.6 for the year 2000 was the result of realized and unrealized losses on investments.

            Income distributions accrued per Unit during each year amounted to $2.44 for the year ended December 31, 2001 as compared to $2.97 for the year ended December 31, 2000. The income distribution per Unit for the year ended December 31, 1999 was $2.99.

            No principal distributions accrued during the year ended December 31, 2001 as compared to $5.16 for the year ended December 31, 2000. The principal distributions per Unit for the year ended December 31, 1999 was $1.18.

            The per Unit net asset value was $117.36 at December 31, 2001, $139.24 at December 31, 2000 and $203.87 at December 31, 1999. The per Unit net asset value decreased $21.88 from 2000 to 2001 and decreased $64.63 from 1999 to 2000.

            There were 10,715,112 Units outstanding as of December 31, 2001, 11,925,002 Units outstanding as of December 31, 2000 and 13,016,125 Units outstanding as of December 31, 1999. There was a decrease of 1,209,890 Units during fiscal year 2001, a decrease of 1,091,123 Units during fiscal year 2000 and a decrease of 641,707 Units during fiscal year 1999 as a result of redemptions.

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

      ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
      DISCLOSURE.

            None.

INDEPENDENT ACCOUNTANTS' REPORT


The Sponsors, Trustee and Holders
  of The Equity Investor Fund,
  First Exchange Series - AT&T Shares:

We have audited the accompanying statements of condition of The Equity Investor Fund, First Exchange Series - AT&T Shares as of December 31, 2001 and 2000 and the related statements of operations and of changes in net assets for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Securities owned at December 31, 2001 and 2000 were confirmed to us by The Bank of New York, the Trustee. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Equity Investor Fund, First Exchange Series - AT&T Shares at December 31, 2001 and 2000 and the results of its operations and changes in its net assets for the above-stated years in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
New York, NY
February 5, 2002

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION


                                                                                           December 31,
                                                                                   2001                 2000
TRUST PROPERTY:
  Investment in marketable securities - at market value (Notes 1 and 2):
    2000 cost - $245,133,596 ...........................................                          $1,660,498,880
    2001 cost - $220,217,098 ...........................................      $1,257,263,095
  Dividends receivable .................................................             617,033             659,840
  Cash .................................................................           1,949,552           2,377,773
                                                                              --------------      --------------
            Total ......................................................       1,259,829,680       1,663,536,493
                                                                              --------------      --------------
LESS LIABILITIES:
  Distribution payable (Note 3) ........................................           2,183,629           2,875,996
  Redemption payable ...................................................              18,714              81,485
  Accrued expenses .....................................................             114,122             172,131
                                                                              --------------      --------------
            Total ......................................................           2,316,465           3,129,612
                                                                              --------------      --------------
TOTAL TRUST PROPERTY ...................................................      $1,257,513,215      $1,660,406,881
                                                                              ==============      ==============

NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:

    2000 - 11,925,002 (Note 6) .........................................                          $1,660,334,222
    2001 - 10,715,112 (Note 6) .........................................      $1,257,329,636
  Undistributed net investment income ..................................             183,579              72,659
                                                                              --------------      --------------
NET ASSETS .............................................................      $1,257,513,215      $1,660,406,881
                                                                              ==============      ==============
UNIT VALUE:
  2000 - $1,660,406,881/11,925,002 units ...............................                          $       139.24
  2001 - $1,257,513,215/10,715,112 units ...............................      $       117.36      ==============
                                                                              ==============


                       See Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS


                                                                Years Ended December 31,
                                                    2001                2000                 1999
INVESTMENT INCOME:
  Dividend income .......................      $  28,446,660       $  36,845,792       $  39,152,924
  Trustee's fees and expenses ...........           (325,466)           (374,174)           (547,080)
  Sponsors' fees ........................            (46,903)            (34,001)            (24,515)
                                               -------------       -------------       -------------
  Net investment income .................         28,074,291          36,437,617          38,581,329
                                               -------------       -------------       -------------
REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
  Realized gain on securities sold ......        132,996,707         226,865,268         127,737,243
  Unrealized appreciation (depreciation)
    of investments ......................       (378,319,287)       (969,891,857)        155,403,265
                                               -------------       -------------       -------------
  Net realized and unrealized gain (loss)
    on investments ......................       (245,322,580)       (743,026,589)        283,140,508
                                               -------------       -------------       -------------
NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS .............      $(217,248,289)      $(706,588,972)      $ 321,721,837
                                               =============       =============       =============



                       See Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS


                                                                    Years Ended December 31,
                                                        2001                 2000                1999
OPERATIONS:
  Net investment income ...................      $   28,074,291       $   36,437,617       $   38,581,329
  Realized gain on securities sold ........         132,996,707          226,865,268          127,737,243
  Unrealized appreciation (depreciation) of
    investments ...........................        (378,319,287)        (969,891,857)         155,403,265
                                                 --------------       --------------       --------------
  Net increase (decrease) in net assets
    resulting from operations .............        (217,248,289)        (706,588,972)         321,721,837
                                                 --------------       --------------       --------------
DISTRIBUTIONS TO HOLDERS (Note 3):
  Income ..................................         (27,696,198)         (37,145,849)         (39,819,444)
  Principal ...............................                              (64,048,371)         (15,749,174)
                                                 --------------       --------------       --------------
  Total distributions .....................         (27,696,198)        (101,194,220)         (55,568,618)
                                                 --------------       --------------       --------------
CAPITAL SHARE TRANSACTIONS:
  Redemptions of 1,209,890, 1,091,123 and
    641,707 units, respectively (Note 5) ..        (157,949,179)        (185,386,202)        (125,868,510)
                                                 --------------       --------------       --------------
NET INCREASE (DECREASE) IN NET ASSETS .....        (402,893,666)        (993,169,394)         140,284,709

NET ASSETS AT BEGINNING OF YEAR ...........       1,660,406,881        2,653,576,275        2,513,291,566
                                                 --------------       --------------       --------------
NET ASSETS AT END OF YEAR .................      $1,257,513,215       $1,660,406,881       $2,653,576,275
                                                 ==============       ==============       ==============

PER UNIT:
  Income distributions during year ........      $         2.44       $         2.97       $         2.99
                                                 ==============       ==============       ==============
  Principal distributions during year .....                           $         5.16       $         1.18
                                                                      ==============       ==============
  Net asset value at end of year ..........      $       117.36       $       139.24       $       203.87
                                                 ==============       ==============       ==============
UNITS OUTSTANDING AT END OF YEAR ..........          10,715,112           11,925,002           13,016,125
                                                 ==============       ==============       ==============


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

2.    MARKETABLE SECURITIES, AT DECEMBER 31, 2001:


                                        Total                               Market
       Name of Issuer                  Shares              Cost              Value
       AT&T                           6,537,190      $ 39,780,412      $  118,584,627
       AT&T Wireless                  2,103,991        11,444,524          30,234,351
       Avaya                            380,141         1,032,552           4,618,713
       BellSouth Corporation          6,332,497        25,495,141         241,584,760
       Lucent Technologies            4,560,629        17,827,459          28,686,356
       NCR Corp.                        219,985         2,349,296           8,108,647
       Qwest Communications           2,500,091        12,313,955          35,326,286
       SBC Communications Inc.       11,835,941        56,349,616         463,613,809
       Verizon Communications         4,975,978        45,689,349         236,159,916
       Vodafone Airtouch              3,518,132         7,934,794          90,345,630
                                                     ------------      --------------
                                                     $220,217,098      $1,257,263,095
                                                     ============      ==============


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
                                                      ============      ==============

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


3.    DISTRIBUTIONS

      Any monthly distributions to Holders, who have not elected to participate in the Fund's Reinvestment Plan, are made on or about the first day of each month. The income distribution payable at December 31, 2001 and 2000 to holders of record at December 15, 2001 and December 15, 2000 was at the rate of $.202 and $.240 per unit, respectively.

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

6.    NET CAPITAL

                                                    Years Ended December 31,
                                                   2001                 2000
Cost at dates of deposit, including
  subsequent reinvested distributions,
  of remaining units outstanding            $   227,635,600       $  253,338,927

Less sales charge                                (3,414,531)          (3,800,080)
                                            ---------------       --------------
Net amount applicable to Holders                224,221,069          249,538,847
Redemptions of units - net cost
  units redeemed less redemption
  amounts                                    (1,057,806,039)        (925,441,810)
Principal distributions                         (79,797,545)         (79,797,545)
Realized gain on securities sold              1,133,666,154        1,000,669,446
Unrealized appreciation of
  investments                                 1,037,045,997        1,415,365,284
                                            ---------------       --------------
Net capital applicable to Holders           $ 1,257,329,636       $1,660,334,222
                                            ===============       ==============

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

8.    QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

      A summary of the Fund's 2001 and 2000 quarterly results of operations, in thousands of dollars, is as follows:

      Year Ended December 31, 2001

                                         For the Quarter Ended
                                                                                    2001
                       March 31      June 30     September 30   December 31        Total
                       --------      -------     ------------   -----------        -----
Net investment
  income              $  7,114       $  7,355       $ 6,718      $   6,888       $  28,075

Net realized
  and unrealized
  gain on
  investments          (82,514)       (77,355)       64,031       (149,485)       (245,323)
                      --------       --------       -------      ---------       ---------
Net increase
  in net assets
  resulting from
  operations          $(75,400)      $(70,000)      $70,749      $(142,597)      $(217,248)
                      ========       ========       =======      =========       =========


     Year Ended December 31, 2000


                                                  For the Quarter Ended
                                                                                         2000
                       March 31        June 30      September 30     December 31         Total
                       --------        -------      ------------     -----------         -----
Net investment
  income              $   9,598       $  10,258       $   8,967       $   7,614       $  36,437

Net realized
  and unrealized
  loss on
  investments          (108,374)       (296,956)       (130,130)       (207,566)       (743,026)
                      ---------       ---------       ---------       ---------       ---------
Net decrease
  in net assets
  resulting from
  operations          $ (98,776)      $(286,698)      $(121,163)      $(199,952)      $(706,589)
                      =========       =========       =========       =========       =========

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS

9.    FINANCIAL HIGHLIGHTS


      Year Ended December 31

                                            2001       2000        1999        1998         1997
Per Unit Operating Performance:
Net asset value, beginning of period      $139.24     $203.87     $184.02     $119.63     $ 83.10
                                          -------     -------     -------     -------     -------
Income from investment operations
Net investment income                        2.48        2.91        2.89        2.89        2.79

Net realized and unrealized gain
  (loss) on investments                    (21.66)     (59.50)      21.25       63.83       36.00
                                          -------     -------     -------     -------     -------
Total from investment operations           (19.18)     (56.59)      24.14       66.72       38.79

Less distributions                          (2.44)      (8.13)      (4.17)      (2.85)      (2.79)

Net capital share transactions              (0.26)       0.09       (0.12)        .52         .53
                                          -------     -------     -------     -------     -------
Net asset value, end of period            $117.36     $139.24     $203.87     $184.02     $119.63
                                          =======     =======     =======     =======     =======

Total Return:                              (14.73)%    (32.82)%     12.31%      47.06%      41.11%

Ratio to Average Net Assets:
Expenses                                     0.03%       0.02%       0.02%       0.03%       0.03%
Net investment income                        1.90%       1.69%       1.48%       2.04%       2.95%

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

      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            None.

                                     PART IV

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                            Page

      a. 1.1 -    Statements of Condition as of
                  December 31, 2000 and 2001 ......................... 7

         1.2 -    Statements of Operations for the years
                  ended December 31, 1999, December 31, 2000
                  and December 31, 2001 .............................. 8

         1.3 -    Statements of Changes in Net Assets for
                  the years ended December 31, 1999,
                  December 31, 2000 and December 31, 2001 ............ 9

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

         13.1 - Form 10-Q, for the quarter ended March 31, 2000, incorporated by reference to 1934 Act File No. 001-08642.

         13.2 - Form 10-Q, for the quarter ended June 30, 2000, incorporated by reference to 1934 Act File No. 001-08642.

         13.3 - Form 10-Q, for the quarter ended September 30, 2000, incorporated by reference to 1934 Act File No. 001-08642.

         13.4 - Form 10-K for the fiscal year ended December 31, 2000, incorporated by reference to 1934 Act File No. 001-08642.

         13.5 - Form 10-Q for the quarter ended March 31, 2001, incorporated by reference to 1934 Act File No. 001-08642.

         13.6 - Form 10-Q for the quarter ended June 30, 2001, incorporated by reference to 1934 Act File No. 001-08642.

         13.7 - Form 10-Q for the quarter ended September 30, 2001 incorporated by reference to 1934 Act File No. 001-08642.

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

                                    The Equity Investor Fund, First
                                    Exchange Series - AT&T Shares

                                       By:  The Bank of New York,
                                            as Trustee



Date: March __, 2002      By: Joanna Yedreyeski
                             ---------------------------
                             Name:
                             Title: Vice President