Form 10-Q
period 2002-03-31
EQUITY INVESTOR FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 2002-05-15
CIK 718418

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

                        Commission file number 001-08642

          The Equity Investor Fund, First Exchange Series - AT&T Shares
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
75 Varick Street                            388 Greenwich Street
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

We have reviewed the accompanying statement of condition of The Equity Investor Fund, First Exchange Series - AT&T Shares as of March 31, 2002 and the related statements of operations and of changes in net assets for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of condition of The Equity Investor Fund, First Exchange Series - AT&T Shares as of December 31, 2001, and the related statements of operations and of changes in net assets for the year then ended (not presented herein) and in our report dated February 5, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of condition as of December 31, 2001 is fairly stated, in all material respects, in relation to the statement of condition from which it has been derived.


Deloitte & Touche LLP
New York, NY


May 2, 2002

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION


                                                                (Unaudited)
                                                                  March 31,            December 31,
                                                                    2002                  2001
TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    2001 cost - $220,217,098 ............................                            $ 1,257,263,095
    2002 cost - $212,064,893 ............................      $ 1,102,422,263
  Dividends receivable ..................................              236,727               617,033
  Cash ..................................................            2,005,333             1,949,552
                                                               ---------------       ---------------

            Total .......................................        1,104,664,323         1,259,829,680
                                                               ---------------       ---------------

LESS LIABILITIES:
  Distribution payable (Note 3) .........................            2,102,999             2,183,629
  Unit Redemptions Payable ..............................               32,214                18,714
  Accrued expenses ......................................              133,779               114,122
                                                               ---------------       ---------------
            Total .......................................            2,268,992             2,316,465

TOTAL TRUST PROPERTY ....................................      $ 1,102,395,331       $ 1,257,513,215
                                                               ===============       ===============

NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    2001 - 10,715,112 (Note 6) ..........................                            $ 1,257,329,636
    2002 - 10,318,302 (Note 6) ..........................      $ 1,102,442,511

  Undistributed (excess distributed)net investment income              (47,180)              183,579
                                                               ---------------       ---------------
NET ASSETS ..............................................      $ 1,102,395,331       $ 1,257,513,215
                                                               ===============       ===============
UNIT VALUE:
  2001 - $1,257,513,215 / 10,715,112 units ..............                            $        117.36
                                                                                     ===============
  2002 - $1,102,395,331 / 10,318,302 units ..............      $        106.84
                                                               ===============


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS


                                                                 (Unaudited)
                                                         Three Months Ended March 31,
                                                           2002                2001
INVESTMENT INCOME:
  Dividend income ...............................      $   6,376,768       $   7,180,935
  Trustee's fees and expenses ...................           (104,901)            (60,013)
  Sponsors' fees ................................            (20,156)             (6,880)
                                                       -------------       -------------
  Net investment income .........................          6,251,711           7,114,042
                                                       -------------       -------------

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
  Realized gain on securities sold ..............         35,749,258          36,341,748
  Unrealized depreciation of investments ........       (146,688,626)       (118,855,651)
                                                       -------------       -------------

  Net realized and unrealized loss on investments       (110,939,368)        (82,513,903)
                                                       -------------       -------------

NET DECREASE IN NET ASSETS RESULTING FROM
  OPERATIONS ....................................      $(104,687,657)      $ (75,399,861)
                                                       =============       =============


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS

                                                              (Unaudited)
                                                      Three Months Ended March 31,
                                                       2002                 2001
OPERATIONS:
  Net investment income ...................      $     6,251,711       $     7,114,042
  Realized gain on securities sold ........           35,749,258            36,341,748
  Unrealized depreciation of investments ..         (146,688,626)         (118,855,651)
                                                 ---------------       ---------------
  Net decrease in net assets resulting
    from operations .......................         (104,687,657)          (75,399,861)

INCOME DISTRIBUTIONS TO HOLDERS (Note 3): .           (6,392,608)           (7,181,103)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 396,810 and 289,527 units,
    respectively (Note 5) .................          (44,037,619)          (42,271,242)
                                                 ---------------       ---------------
NET DECREASE IN NET ASSETS ................         (155,117,884)         (124,852,206)

NET ASSETS AT BEGINNING OF PERIOD .........        1,257,513,215         1,660,406,881
                                                 ---------------       ---------------
NET ASSETS AT END OF PERIOD ...............      $ 1,102,395,331       $ 1,535,554,675
                                                 ===============       ===============
PER UNIT:
  Income distributions during period ......      $          .606       $          .609
                                                 ===============       ===============
  Net asset value at end of period ........      $        106.84       $        131.97
                                                 ===============       ===============
UNITS OUTSTANDING AT END OF PERIOD ........           10,318,302            11,635,475
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

2.       MARKETABLE SECURITIES, AT March 31, 2002 (UNAUDITED):

                                     Total                           Market
       Name of Issuer                Shares         Cost             Value
       AT&T                         6,295,284   $ 38,309,624    $   98,835,959
       AT&T Wireless                2,026,151     11,021,074        18,134,051
       Avaya Inc.                     366,087        994,325         2,701,722
       BellSouth Corporation        6,098,170     24,553,146       224,778,546
       Lucent Technologies          4,391,870     17,169,300        20,773,545
       NCR Corp.                      211,860      2,262,522         9,480,735
       QWest Communications         2,407,589     11,857,920        19,790,382
       SBC Communications Inc.     11,397,952     54,256,029       426,739,323
       Verizon Communications       4,791,850     43,999,053       218,747,952
       Vodafone Airtouch            3,387,957      7,641,900        62,440,048
                                                ------------    --------------
                                                $212,064,893    $1,102,422,263
                                                ============    ==============


                   See Independent Accountants' Review Report.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS


MARKETABLE SECURITIES, AT DECEMBER 31, 2001:

       Name of Issuer                   Shares            Cost              Value
       AT&T                            6,537,190    $   39,780,412    $  118,584,627
       AT&T Wireless                   2,103,991        11,444,524        30,234,351
       Avaya Inc.                        380,141         1,032,552         4,618,713
       BellSouth Corporation           6,332,497        25,495,141       241,584,760
       Lucent Technologies             4,560,629        17,827,459        28,686,356
       NCR Corp.                         219,985         2,349,296         8,108,647
       QWest Communications            2,500,091        12,313,955        35,326,286
       SBC Communications Inc.        11,835,941        56,349,616       463,613,809
       Verizon Communications          4,975,978        45,689,349       236,159,916
       Vodafone Airtouch               3,518,132         7,934,794        90,345,630
                                                    --------------    --------------
                                                    $  220,217,098    $1,257,263,095
                                                    ==============    ==============


3.       DISTRIBUTIONS

         Any monthly distributions to Holders, who have not elected to participate in the Fund's Reinvestment Plan, are made on or about the first day of each month. The income distribution payable at March 31, 2002 to holders of record at March 15, 2002 was at the rate of $.202 per unit.

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

6.       INTERIM FINANCIAL STATEMENTS

         In the opinion of the management of the Fund, the unaudited financial statements as of March 31, 2002, and for the three-month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.


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


8.       FINANCIAL HIGHLIGHTS

         Quarter Ended March 31, 2002

                                                 2002         2001         2000
     Per Unit Operating Performance:

     Net asset value, beginning of period      $131.97      $195.70      $176.80
                                               =======      =======      =======

     Income from investment operations
       Net investment income                      0.59         0.61         0.73

     Net realized and unrealized
       gain (loss) on investments               (10.53)       (7.02)       (8.41)
                                               -------      -------      -------

     Total from investment operations            (9.94)       (6.41)       (7.68)

     Less distributions                          (0.61)       (0.61)       (0.76)

     Net capital share Transaction              (14.58)      (56.71)       27.34
                                               -------      -------      -------

     Net asset value, end of period            $106.84      $131.97      $195.70
                                               =======      =======      =======

     Total Return:                               (8.89)%      (4.53)%      (4.05)%

     Ratio to Average Net Assets:
       Expense                                  0.01 %       0.00 %       0.01 %
       Net investment income                    0.53 %       0.43 %       0.39 %


                   See Independent Accountants' Review Report.

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         During the third quarter ended March 31, 2002, The Equity Investor Fund, First Exchange Series - AT&T Shares (the "Fund") held securities of AT&T and the nine other companies.

         The Fund had net investment income of approximately $6.2 million and net realized and unrealized loss on investments of approximately $110.9 million for the quarter ended March 31, 2002, causing a net decrease in net assets resulting from operations of approximately $104.7 million. In contrast, net investment income of approximately $7.1 million and net realized and unrealized loss on investments of approximately $82.5 million for the quarter ended March 31, 2001, resulted in a net decrease in net assets resulting from operations of approximately $75.4 million. For the year ended December 31, 2001, net investment income of approximately $28.1 million and net realized and unrealized loss on investments of approximately $245.3 million resulted in a net decrease in net assets resulting from operations of approximately $217.2 million.

         Income distributions during the first quarter of each of 2001 and 2002 totaled $0.61 per Unit.

         As of the end of the first quarter of 2002, the per Unit net asset value of the fund had decreased to $106.84 from its $131.97 level at the end of the first quarter of 2001.

         There was a decrease of 396,810 Units outstanding during the first quarter of 2002 due to redemptions, and there were 10,318,302 Units outstanding at the end of that quarter.

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

                  27 - Financial Data Schedule.

         (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended March 31, 2002.

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

Dated:  May 15, 2002