Form 10-Q
period 2002-06-30
EQUITY INVESTOR FUND FIRST EXCHANGE SERIES AT&T SHARES
filed 2002-08-14
CIK 718418

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               --------------

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

Morgan Stanley Dean Witter                          Salomon Smith Barney Inc.
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


ITEM 1.  FINANCIAL STATEMENTS.

        (See pages D-1 - D-8 below.)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Sponsors, Trustee and Holders
  of The Equity Investor Fund,
  First Exchange Series - AT&T Shares:

We have reviewed the accompanying statements of condition of The Equity Investor Fund, First Exchange Series - AT&T Shares as of June 30, 2002 and the related statements of operations and of changes in net assets for the three-month and six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Trustee.

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




Deloitte & Touche LLP
New York, NY
August 5, 2002

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CONDITION


                                                                (Unaudited)
                                                                  June 30,        December 31,
                                                                    2002             2001

TRUST PROPERTY:
  Investment in marketable securities - at market value
    (Notes 1 and 2):
    2001 cost - $220,217,098                                                    $1,257,263,095
    2002 cost - $196,484,615                                    $817,755,336
  Dividends receivable                                               570,163           617,033
  Cash                                                             1,646,257         1,949,552

            Total                                                819,971,756     1,259,829,680

LESS LIABILITIES:
  Distribution payable (Note 3)                                    2,011,981         2,183,629
  Unit redemptions payable                                            32,662            18,714
  Accrued expenses                                                   154,426           114,122

            Total                                                  2,199,069         2,316,465

TOTAL TRUST PROPERTY                                            $817,772,687    $1,257,513,215

NET ASSETS, REPRESENTED BY:
  Units of fractional undivided interest outstanding:
    2001 - 10,715,112 (Note 6)                                                  $1,257,329,636
    2002 - 9,560,031 (Note 6)                                   $817,692,674
  Undistributed net investment income                                 80,013           183,579

NET ASSETS                                                      $817,772,687    $1,257,513,215

UNIT VALUE:
  2001 - $1,257,513,215 / 10,715,112 units                                             $117.36
  2002 - $817,772,687 / 9,560,031 units                               $85.54



                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF OPERATIONS


                                                                        (Unaudited)
                                                                Three Months Ended June 30,
                                                                    2002           2001

INVESTMENT INCOME:
  Dividend income                                            $   6,639,634   $   7,514,166
  Trustee's fees and expenses                                     (116,659)       (106,125)
  Sponsors' fees                                                   (19,562)        (53,104)

  Net investment income                                          6,503,413       7,354,937

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
  Realized gain on securities sold                              55,110,645      29,186,913
  Unrealized depreciation of investments                      (269,086,649)   (106,541,967)

  Net realized and unrealized loss on investments             (213,976,004)    (77,355,054)

NET DECREASE IN NET ASSETS RESULTING
  FROM OPERATIONS                                           $ (207,472,591)  $ (70,000,117)


                                                                        (Unaudited)
                                                                 Six Months Ended June 30,
                                                                    2002           2001

INVESTMENT INCOME:
  Dividend income                                            $  13,016,402   $  14,695,101
  Trustee's fees and expenses                                     (221,560)       (166,138)
  Sponsors' fees                                                   (39,718)        (59,984)

  Net investment income                                         12,755,124      14,468,979

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
  Realized gain on securities sold                              90,859,903      65,528,661
  Unrealized depreciation of investments                      (415,775,275)   (225,397,618)

  Net realized and unrealized loss on investments             (324,915,372)   (159,868,957)

NET DECREASE IN NET ASSETS RESULTING
  FROM OPERATIONS                                           $ (312,160,248)  $(145,399,978)


                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS

                                                                        (Unaudited)
                                                                Three Months Ended June 30,
                                                                    2002           2001

OPERATIONS:
  Net investment income                                     $    6,503,413  $    7,354,937
  Realized gain on securities sold                              55,110,645      29,186,913
  Unrealized depreciation of investments                      (269,086,649)   (106,541,967)

  Net decrease in net assets resulting from operations        (207,472,591)    (70,000,117)

INCOME DISTRIBUTIONS TO HOLDERS (Note 3)                        (6,192,933)     (7,064,910)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 758,271 and 260,042 units,
     respectively (Note 5)                                     (70,957,120)    (34,674,324)

NET DECREASE IN NET ASSETS                                    (284,622,644)   (111,739,351)

NET ASSETS AT BEGINNING OF PERIOD                            1,102,395,331   1,535,554,675

NET ASSETS AT END OF PERIOD                                 $  817,772,687  $1,423,815,324

PER UNIT:
  Income distributions during period                                 $.621           $.614

  Net asset value at end of period                                  $85.54         $125.17

UNITS OUTSTANDING AT END OF PERIOD                               9,560,031      11,375,433



                 See Independent Accountants' Review Report and
                         Notes to Financial Statements.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

STATEMENTS OF CHANGES IN NET ASSETS

                                                                        (Unaudited)
                                                                 Six Months Ended June 30,
                                                                    2002           2001

OPERATIONS:
  Net investment income                                     $   12,755,124  $   14,468,979
  Realized gain on securities sold                              90,859,903      65,528,661
  Unrealized depreciation of investments                      (415,775,275)   (225,397,618)

  Net decrease in net assets result from operations           (312,160,248)   (145,399,978)

INCOME DISTRIBUTIONS TO HOLDERS (Note 3)                       (12,585,541)    (14,246,013)

CAPITAL SHARE TRANSACTIONS:
  Redemptions of 1,155,081 and 549,569 units,
     respectively (Note 5)                                    (114,994,739)    (76,945,566)

NET DECREASE IN NET ASSETS                                    (439,740,528)   (236,591,557)

NET ASSETS AT BEGINNING OF PERIOD                            1,257,513,215   1,660,406,881

NET ASSETS AT END OF PERIOD                                $   817,772,687  $1,423,815,324

PER UNIT:
  Income distributions during period                                 $1.23           $1.22

  Net asset value at end of period                                  $85.54         $125.17

UNITS OUTSTANDING AT END OF PERIOD                               9,560,031      11,375,433



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

2.      MARKETABLE SECURITIES, AT JUNE 30, 2002 (UNAUDITED):

                                   Total                       Market
Name of Issuer                    Shares         Cost           Value

AT&T                             5,832,985  $ 35,498,846    $ 62,412,939
AT&T Wireless                    1,877,409    10,211,918      10,982,843
Agere Systems Inc. Class A          43,878       113,569          61,430
Agere Systems Inc. Class B       1,076,613     2,791,103       1,614,919
Avaya Inc.                         339,245       921,315       1,679,263
BellSouth Corporation            5,650,354    22,752,926     177,986,151
Lucent Technologies              4,069,371    13,005,638       6,755,156
NCR Corp.                          196,347     2,096,843       6,793,606
QWest Communications             2,230,825    10,986,473       6,246,310
SBC Communications Inc.         10,560,913    50,254,983     322,107,847
Verizon Communications, Inc.     4,439,974    40,768,831     178,264,956
Vodafone Group PLC               3,139,188     7,082,170      42,849,916

                                            $196,484,615    $817,755,336



                   See Independent Accountants' Review Report.

THE EQUITY INVESTOR FUND,
FIRST EXCHANGE SERIES - AT&T SHARES

NOTES TO FINANCIAL STATEMENTS

        MARKETABLE SECURITIES, AT DECEMBER 2001:

                                   Total                       Market
Name of Issuer                    Shares         Cost           Value

AT&T                             6,537,190  $ 39,760,412    $118,584,627
AT&T Wireless                    2,103,991    11,444,524      30,234,351
Avaya                              380,141     1,032,552       4,618,713
BellSouth Corporation            6,332,497    25,495,141     241,584,760
Lucent Technologies              4,560,629    17,827,459      28,686,356
NCR Corp.                          219,985     2,349,296       8,108,647
QWest Communications             2,500,091    12,313,955      35,326,286
SBC Communications Inc.         11,835,941    56,349,616     463,613,809
Verizon Communications           4,975,978    45,689,349     236,159,916
Vodafone Airtouch                3,518,132     7,934,794      90,345,630

                                            $220,217,098  $1,257,263,095

3.      DISTRIBUTIONS

        Any monthly distributions to Holders, who have not elected to participate in the Fund's Reinvestment Plan, are made on or about the first day of each month. The income distribution payable at June 30, 2002 to holders of record at June 15, 2002 was at the rate of $.207 per unit.

4.      REINVESTMENT PLAN

        Holders could reinvest any distributions in the Fund prior to April 1, 1984, or in certain subsequent series of The Equity Income Fund after March 31, 1984, by executing an appropriate notice of election to participate in the Fund's Reinvestment Plan. The Sponsors (Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Dean Witter, Prudential Securities Incorporated and Salomon Smith Barney Inc.) may, in their sole discretion, cancel the Fund's Reinvestment Plan at any time.

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

6.      INTERIM FINANCIAL STATEMENTS

        In the opinion of the management of the Fund, the unaudited financial statements as of June 30, 2002, and for the three-month and six-month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.



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


8.      FINANCIAL HIGHLIGHTS

Quarter Ended June 30, 2002


                                           2002         2001           2000

Per Unit Operating Performance
  Net asset value,
  beginning of period                    $125.17      $172.29         $210.10

Income from investment
  operations
  Net investment income                   0.64          0.63           0.79

Net realized and unrealized
  gain (loss) on investments             (20.92)       (6.65)         (23.29)

Total from investment
  operations                             (20.28)       (6.02)         (22.50)

Less distributions                        (0.61)       (0.61)          (0.76)

Net capital share
  Transaction                            (18.74)      (40.49)         (14.55)

Net asset value,
  end of period                          $85.54      $125.17         $172.29

Total Return:                           (19.73)%      (4.42)%        (12.01)%

Ratio to Average Net Assets:
  Expense                                 0.01%        0.01%           0.01%
  Net investment income                   0.62%        0.46%           0.43%



                   See Independent Accountants' Review Report.

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        During the second quarter ended June 30, 2002, The Equity Investor Fund, First Exchange Series - AT&T Shares (the "Fund") held securities of AT&T and ten other companies.

        The Fund had net investment income of approximately $6.5 million and net realized and unrealized loss on investments of approximately $214.0 million for the quarter ended June 30, 2002, causing a net decrease in net assets resulting from operations of approximately $207.5 million. In contrast, net investment income of approximately $7.4 million and net realized and unrealized loss on investments of approximately $77.4 million for the quarter ended June 30, 2001, resulted in a net decrease in net assets resulting from operations of approximately $70.0 million. For the year ended December 31,2001, net investment income of approximately $28.1 million and net realized and unrealized loss on investments of approximately $245.3 million resulted in a net decrease in net assets resulting from operations of approximately $217.2 million.

        Income distributions during the second quarter of 2002 totaled $0.62 per Unit as compared to $0.61 for the second quarter of 2001.

        As of the end of the second quarter of 2002, the per Unit net asset value of the fund had decreased to $85.54 from its $125.17 level at the end of the second quarter of 2001.

        There was a decrease of 758,271 Units outstanding during the second quarter of 2002 due to redemptions, and there were 9,560,031 Units outstanding at the end of that quarter.


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

           27 - Financial Data Schedule.

        (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended June 30, 2002.

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


Dated: August 14, 2002